Form 10KSB
period 1996-12-31
GREAT NORTHERN GAS CO
filed 1997-03-27
CIK 352684

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 1996
                                       or
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File Number 0-9675

                           GREAT NORTHERN GAS COMPANY
              ----------------------------------------------------
             (Exact Name of Registrant As Specified in its Charter)

       COLORADO                                                38-1900351
 ----------------------                                     -------------------
(State of Incorporation)                                   (I.R.S. Employer
                                                            Identification No.)
   621 Seventeenth Street, Suite 2150
           Denver, Colorado                                      80293
 --------------------------------------                         --------
(Address of Principal Executive Offices)                       (Zip Code)

       Registrant's Telephone Number, including area code: (303) 295-0938

Securities Registered Pursuant to Section 12(b) of the Act: None Securities Registered Pursuant to Section 12(g) of the Act: Common Stock, $.01 Par Value

Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosures of delinquent filers pursuant to item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10- KSB or any amendment to this Form 10-KSB.

Aggregate market value of the voting stock held by non-affiliates of the Registrant on February 10, 1997 was approximately $1,212,000 based on the most recent price for which the stock was sold.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the last practicable date.
                                                          Outstanding
                 Class                                 February 10, 1997
      ---------------------------                      -----------------
     Common Stock, $.01 Par Value                       3,553,280 shares

                     NO DOCUMENTS INCORPORATED BY REFERENCE

Page 1 of 27 sequentially numbered pages.

                                     PART I

ITEM 1. BUSINESS

General Development of Business

Great Northern Gas Company, the Registrant (the "Company") was formed on September 15, 1989 as a Colorado corporation. The Company is an independent oil and gas company primarily engaged in onshore crude oil and natural gas exploration, development and production, in the continental United States. The Company's activities are focused on properties located on the western slope of Colorado, Oklahoma, Southwestern Wyoming and Southeastern Utah.

During 1996, the Company purchased for $850,000 proved producing reserves in Oklahoma.

Financial Information About Industry Segments

The Company is exclusively involved in the business of oil and gas exploration, development and production.

Narrative Description of Business

The Company's business is the exploration for and development and production of oil and gas, as well as the acquisition of developed and undeveloped oil and gas properties, primarily in the United States. The Company has traditionally generated or acquired its oil and gas prospects through acquisition of leases or through farm-ins from other operators. During 1995 the Company began a program of purchasing proved producing reserves.

As of February 10, 1997 the Company had two full-time employees. Current Directors are Frank S. DiGrappa, Chairman of the Board, Executive Vice-President and Treasurer, Thomas L. DiGrappa, Chief Operating Officer and President and Michael J. DiGrappa. The Company engages the services of independent accountants, geologists, engineers and land consultants from time to time to assist in its operations.

As is typical of many oil and gas companies, the Company does not plan to own any significant amount of drilling equipment. The Company will engage independent drilling contractors for the drilling of any wells in which it is the operator. The Company currently has no intention of refining or marketing oil. The Company does not contemplate any material product research and development or any material acquisition of plants or equipment.

Competition in the oil and gas industry is intense with many companies and individuals attempting to acquire prospective oil and gas leases, other mineral interests and exploration funding. Some are very large, well-established companies with substantial operating staffs, capital resources and long earnings records. The Company is at a competitive disadvantage in competing with these larger entities.

The production and marketing of oil and gas is affected by a number of factors which are beyond the Company's control and the effects of which cannot be predicted accurately. These factors include crude oil imports, actions by foreign oil-producing nations, the availability of adequate pipeline and other transportation facilities, the marketing of competitive fuels and other matters affecting the availability of a ready market, such as fluctuating supply and demand. The oil and gas industry is currently faced with uncertain oil and gas prices and reduced expenditures by most investors and other entities which have typically provided funding for oil and gas exploration and development activities. At present, the Company sells all of its production to traditional industry purchasers who have the facilities to transport the oil and gas from the wellsite.

Gas contracts may be generally renewed each year to allow for yearly price and volume adjustments. Purchasers generally agree to take gas as contracted for on a best efforts basis and the Company agrees to supply gas in the same manner. During the years ended December 31, 1996 and 1995 there were no long-term contracts and substantially all of the oil and gas revenues were from sales to two purchasers.

The production and sale of crude oil and natural gas are currently subject to extensive regulation under both federal and state authorities. In addition to environmental and price regulations, most states have regulations which pertain to spacing of wells, preventing waste of oil and natural gas, limiting production rates, prorating production, preventing and cleaning-up of pollution and similar matters. Although compliance with these laws and regulations has not had a material adverse effect on the Company's operations, the Company cannot predict whether such laws and regulations will have a material adverse effect on its future operations.

Financial Information About Foreign and Domestic Operations and Export Sales

The Company currently has an immaterial investment in a Russian joint venture.


ITEM 2.   PROPERTIES

Oil and Gas Properties

All of the Company's oil and gas properties, reserves and activities are located onshore in the continental United States.

Acreage

As of December 31, 1996 the Company held developed and undeveloped interests in oil and gas leases as follows:

                                                      Acreage
                                ------------------------------------------------
                                       Producing                Non-producing
                                --------------------        --------------------
                                Gross(1)       Net(2)       Gross(1)      Net(3)
                                -------        -----        -------       -----

Colorado ...............        11,320         3,016        38,280         9,640

Oklahoma ...............           640           300           320           160

Utah ...................          --            --           1,300         1,300

Wyoming ................         1,920         1,248        16,000        16,000


(1) The number of gross acres is the total number of acres in which working interests are owned.

(2) The number of net acres is the sum of the fractional working interests owned by the Company in the gross acreage.

(3) Substantially all of the Company's non-producing acreage, in Colorado is presently held by production.

Exploratory and Development Wells Drilled

During the year ended December 31, 1996 the Company participated in the drilling of 3 wells (1 net), all of which were dry. During the year ended December 31, 1995 the Company did not drill any wells.

Reserve Information

Information relating to the oil and gas properties of the Company, including unaudited reserve information, is set forth in Note 7 of the Notes to Financial Statements.


ITEM 3.   LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company or any of its properties are the subject.

ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

No matters were submitted to the Company's shareholders for their approval.


                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
               STOCKHOLDER MATTERS

(a)      Market Information

         (1) (I) Traded in the U.S.. During 1996, the Company's Common Stock was listed on the Pacific Stock Exchange under the symbol "GTG".

              (ii) Price Range of High and Low Bid Prices of Common Shares

                                     1996                        1995
                           -----------------------       -----------------------
     Quarter                   High           Low            High           Low

1st ................       $   1.00       $   1.00       $   1.25       $   1.00
2nd ................       $   1.00       $   1.00       $   1.25       $   1.00
3rd ................       $   1.12       $   1.12       $   1.00       $   1.00
4th ................       $   1.38       $   1.38       $   1.00       $   1.00

The foregoing prices represent interdealer quotations without retail mark-ups, mark-downs or commissions and do not necessarily represent actual transactions.

(b)      Holders

         At February 10, 1997 there were approximately 450 shareholders of record of the Company's Common Stock.

(c)      No Common Stock dividends have been declared or paid by the Company.

ITEM 6.   SELECTED FINANCIAL DATA

Set forth below is certain selected financial information for the Company. Such information is based upon, and should be read in conjunction with, the Financial Statements of the Company and the notes thereto included elsewhere in this report.

                                1996           1995           1994          1993          1992
                              --------       --------       -------       --------       -------


Oil and gas sales .......   $   740,889    $   304,876    $   420,189   $   598,649   $   421,655

Total revenues ..........       871,955        503,018      3,694,865       666,990       439,753

Total assets ............     4,078,404      4,315,218      5,035,326     1,469,410     1,300,968

Net oil and gas
  properties ............     2,123,732      1,498,753      1,275,234     1,226,320       993,697

Stockholders' equity ....     3,718,121      4,064,573      4,502,032     1,320,598     1,143,674

Net earnings (loss) .....       (21,581)        (9,972)     2,474,931       176,973        52,425

Earnings (loss) per share
  of Common Stock .......             *              *            .54           .04           .01

Weighted average
  shares of Common Stock
  outstanding ...........     3,822,364      4,069,692      4,582,175     3,859,727     3,851,556

*less than $.01 per share

ITEM  7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

At December 31, 1996 the Company had working capital of $1,729,455 compared to working capital of $2,732,609 at December 31, 1995. The $1,003,154 decrease in working capital is primarily due to additions to property and equipment of $989,508 and the purchase of 310,412 shares of Common Stock during the year. Net cash provided by operating activities was $212,924 for 1996 compared to net cash used in operating activities of $89,381 for 1995. Such increase is related to an increase in cash flows resulting from an increase in prices received for natural gas, revenues from production from the properties purchased in Oklahoma and a $119,496 increase in current liabilities.

Analysis of Results of Operations

Oil and gas sales for the year ended December 31, 1996 have increased $436,013 compared to the same period of 1995. Such increase is primarily due to an increase in the price received for natural gas and revenues from the Oklahoma properties purchased in March 1996. The price per MCF paid to the Company has increased to an average of $1.48 in 1996 compared to $.99 in 1995. Lease operating expenses have increased primarily due to the Oklahoma properties and expenditures made on the Wyoming properties purchased at the end of 1995. General and administrative expenses have increased during 1996 primarily due to an increase in consulting fees.

Additions to property and equipment include the March acquisition of an interest in the Cushing Field in Oklahoma for a purchase price of approximately $850,000.

Average Sales Price, Production Cost and Depletion Expense

The following is the Company's average sales price, average production cost and average depletion expense per thousand cubic feet (MCF) of natural gas produced for the years ended December 31:

                                                          1996            1995
                                                          ----            ----

Average sales price ........................           $   1.48        $   .99
                                                          =====           ====

Average production cost ....................           $    .65        $   .45
                                                          =====           ====

Average depletion expense ..................           $    .44        $   .24
                                                          =====           ====

Impact of Inflation and Changing Prices

During the two years ended December 31, 1996, inflation has not had a significant impact on the Company's financial condition. Fluctuating prices for natural gas over the past several years and the current oversupply of natural gas have affected the Company's recent revenues. The costs of acquiring leases and drilling wells have fluctuated with prices.

ITEM  8.   FINANCIAL STATEMENTS


                           GREAT NORTHERN GAS COMPANY
                          INDEX TO FINANCIAL STATEMENTS






                                                                            PAGE


         Report of Independent Public Accountants                              9

         Balance Sheet as of December 31, 1996                                10

         Statements of Earnings for the Years Ended
         December 31, 1996 and 1995                                           11

         Statements of Stockholders' Equity for the
         Years Ended December 31, 1996 and 1995                               12

         Statements of Cash Flows for the Years Ended
         December 31, 1996 and 1995                                           13

         Notes to Financial Statements for the Years
         Ended December 31, 1996 and 1995                                     14

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Great Northern Gas Company:

We have audited the accompanying balance sheet of GREAT NORTHERN GAS COMPANY (a Colorado corporation) as of December 31, 1996 and the related statements of earnings, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Great Northern Gas Company as of December 31, 1996, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.






Denver, Colorado
February 14, 1997

                           GREAT NORTHERN GAS COMPANY
                                  BALANCE SHEET
                             AS OF DECEMBER 31, 1996

                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents ...................................      $  1,404,099
  Accounts receivable:
    Oil and gas sales .........................................           132,054
    Joint interest billings ...................................           116,005
    Income taxes ..............................................             6,075
  Short term investments ......................................           242,474
  Accrued interest receivable .................................             7,245
  Other .......................................................             9,619
                                                                     ------------
         Total current assets .................................         1,917,571
                                                                     ------------
PROPERTY AND EQUIPMENT, at cost:
  Oil and gas properties, accounted for using
    the full cost method ......................................         3,327,289
  Furniture, fixtures and automobile ..........................            57,660
                                                                     ------------
                                                                        3,384,949
  Less accumulated depreciation, depletion
    and amortization ..........................................         1,224,116
                                                                     ------------
         Net property and equipment ...........................         2,160,833
                                                                     ------------
                                                                     $  4,078,404
                                                                     ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable:
    Trade .....................................................      $     20,410
    Oil and gas sales .........................................           115,866
    Ad valorem taxes ..........................................            51,840
                                                                     ------------
         Total current liabilities ............................           188,116
                                                                     ------------
DEFERRED INCOME TAXES .........................................           172,167
                                                                     ------------
STOCKHOLDERS' EQUITY:
  Common Stock, $.01 par value; authorized
    50,000,000 shares, issued 3,603,313 .......................            36,033
  Additional paid-in capital ..................................        39,502,517
  Accumulated deficit .........................................       (35,820,429)
                                                                     ------------
         Total stockholders' equity ...........................         3,718,121
                                                                     ------------
                                                                     $  4,078,404
                                                                     ============

                 The accompanying notes to financial statements
                   are an integral part of this balance sheet.

                           GREAT NORTHERN GAS COMPANY
                             STATEMENTS OF EARNINGS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995



                                                                             1996           1995
                                                                             ----           ----
REVENUES:
  Oil and gas sales ................................................    $   740,889    $   304,876
  Interest and other income ........................................        131,066        198,142
                                                                          ---------    -----------
                                                                            871,955        503,018
                                                                          ---------    -----------
COSTS AND EXPENSES:
  Lease operating ..................................................        279,231        121,261
  Production taxes .................................................         46,544         17,418
  Depreciation, depletion and
    amortization ...................................................        230,338         81,153
  General and administrative .......................................        353,355        306,285
                                                                          ---------    -----------
                                                                            909,468        526,117
                                                                          ---------    -----------
LOSS BEFORE INCOME TAXES ...........................................        (37,513)       (23,099)
                                                                          ---------    -----------

PROVISION FOR INCOME TAX EXPENSE (BENEFIT):
  Current ..........................................................         (6,074)       (45,986)
  Deferred .........................................................         (9,858)        32,859
                                                                          ---------    -----------
                                                                            (15,932)       (13,127)
                                                                          ---------    -----------
NET LOSS ...........................................................    $   (21,581)   $    (9,972)
                                                                          =========    ===========
EARNINGS PER SHARE OF
  COMMON STOCK .....................................................    $         *    $         *
                                                                          =========    ===========

WEIGHTED AVERAGE SHARES OF
  COMMON STOCK OUTSTANDING .........................................      3,822,364      4,069,692
                                                                          =========    ===========

* Less than $.01 per share


                 The accompanying notes to financial statements
                    are an integral part of these statements.

                                                     GREAT NORTHERN GAS COMPANY
                                                 STATEMENTS OF STOCKHOLDERS' EQUITY
                                           FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                               Common Stock                        Additional
                                                   ----------------------------------                Paid-In            Accumulated
                                                       Shares               Amount                   Capital              Deficit
                                                   ----------------------------------              ----------           -----------
BALANCE AT
  DECEMBER 31, 1994 ....................             4,262,634           $     42,626           $ 40,248,282           $(35,788,876)

  Shares acquired
   for retirement ......................              (348,909)                (3,489)              (423,998)                  --
  Net loss .............................                  --                     --                     --                   (9,972)
                                                  ------------           ------------           ------------           ------------

BALANCE AT
  DECEMBER 31, 1995 ....................             3,913,725                 39,137             39,824,284            (35,798,848)

  Shares acquired
   for retirement ......................              (310,412)                (3,104)              (321,767)                  --
  Net loss .............................                  --                     --                     --                  (21,581)
                                                  ------------           ------------           ------------           ------------

BALANCE AT
  DECEMBER 31, 1996 ....................             3,603,313           $     36,033           $ 39,502,517           $(35,820,429)
                                                  ============           ============           ============           ============



                 The accompanying notes to financial statements
                    are an integral part of these statements.

                                                     GREAT NORTHERN GAS COMPANY
                                                      STATEMENTS OF CASH FLOWS
                                           FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                                                  1996                  1995
                                                                                  ----                  ----

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ..........................................................         $   (21,581)         $    (9,972)
  Adjustments to reconcile
     net loss to net cash
     provided by (used in) operating activities:
         Depreciation, depletion and
           amortization .............................................             230,338               81,153
         Deferred income tax (benefit) expense ......................              (9,858)              32,859
         Decrease (increase) in accounts receivable .................            (105,471)             123,584
         Increase in other current assets ...........................                --                 (1,496)
         Increase (decrease) in current liabilities .................             119,496             (315,509)
                                                                              -----------          -----------
   Net cash provided by (used in) operating activities ..............             212,924              (89,381)
                                                                              -----------          -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of assets ......................................             112,326               85,800
  Additions to property and equipment ...............................            (989,508)            (381,152)
  Purchases of short term investments ...............................            (242,474)                 --
   Proceeds from sale of short term investments .....................           1,459,423            1,571,173
                                                                              -----------          -----------
   Net cash provided by investing activities ........................             339,767            1,275,821
                                                                              -----------          -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repurchase of Common Stock ........................................            (324,871)            (427,487)
                                                                              -----------          -----------
  Net cash used in financing activities .............................            (324,871)            (427,487)
                                                                              -----------          -----------
INCREASE IN CASH AND CASH EQUIVALENTS ...............................             227,820              758,953

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF YEAR ..............................................           1,176,279              417,326
                                                                              -----------          -----------
CASH AND CASH EQUIVALENTS
  AT END OF YEAR ....................................................         $ 1,404,099          $ 1,176,279
                                                                              ===========          ===========



                 The accompanying notes to financial statements
                    are an integral part of these statements.

                           GREAT NORTHERN GAS COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Great Northern Gas Company, (the "Company") was reincorporated on September 15, 1989 as a Colorado corporation. The Company is an independent oil and gas company engaged in onshore crude oil and natural gas exploration, development and production in the continental United States. The Company's activities are focused on properties located on the western slope of Colorado, Oklahoma, Utah and Wyoming.

Statements of Cash Flows

Cash in excess of daily requirements is invested is money market accounts and commercial paper. Such investments with maturities of three months or less are deemed to be cash equivalents for purposes of the statements of cash flows. The carrying amount of cash equivalents and short term investments approximates fair value because of the short maturity of those instruments. No cash was paid for interest during 1996 and 1995.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. There are many factors, including global events, that may influence the production, processing, marketing, and valuation of crude oil and natural gas. A reduction in the valuation of oil and gas properties resulting from declining prices or production could adversely impact depletion rates and ceiling test limitations.

Fair Value of Financial Instruments

The carrying amounts of the Company's financial instruments, namely cash and cash equivalents and short term investments held to maturity, approximate their fair values because of the short maturity of these instruments.

Property and Equipment

The Company uses the full cost method of accounting for oil and gas properties. Under this method, all costs associated with property acquisition, exploration and development activities, including costs of unsuccessful exploration, are capitalized within a cost center; subject to a cost ceiling limitation, which basically limits such costs to the present value of future net revenues after tax from proved reserves discounted at 10%. The Company's oil and gas properties

                           GREAT NORTHERN GAS COMPANY
                   NOTES TO FINANCIAL STATEMENTS - (Continued)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

are located within the continental United States, which constitutes one cost center. No gain or loss is recognized upon normal sale or abandonment of oil and gas properties unless the gain or loss significantly alters the relationship between capitalized costs and proved oil and gas reserves of the cost center.

Maintenance, repairs, renewals and minor replacements are charged to expense as incurred. Major additions and improvements are capitalized. When assets other than oil and gas properties are sold, retired or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and gains or losses are included in the statements of earnings.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization of oil and gas properties is computed on a units-of-production method based on proved oil and gas reserves. The provision for depreciation, depletion and amortization is calculated by applying the rate to net capitalized property costs plus estimated future development costs. The Company uses the straight-line method of depreciation for assets other than oil and gas properties.

Income Taxes and Change in Accounting Policy

Effective January 1, 1992, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the measurement of deferred income tax assets for deductible temporary differences and operating loss carryforwards and deferred tax liabilities for taxable temporary differences. Measurement of current and deferred income tax liabilities and assets is based on provisions of enacted tax law; the effects of futures changes in tax laws or rates are not anticipated. Deferred tax assets primarily result from net operating loss carryforwards and from the recognition of depreciation, depletion and amortization in different periods for financial reporting and tax purposes. The adoption of SFAS No. 109 did not require adjustments to the financial statements.

Earnings Per Share of Common Stock

Earnings per share of Common Stock has been calculated using the weighted average shares of Common Stock outstanding. The impact of dilative Common Stock equivalents (stock options) is considered.

                           GREAT NORTHERN GAS COMPANY
                   NOTES TO FINANCIAL STATEMENTS - (Continued)


2.  OIL AND GAS OPERATIONS

Capitalized   costs  and  related   accumulated   depreciation,   depletion  and
amortization pertaining to oil and gas properties at December 31, 1996 are set forth below:

    Capitalized costs:
       Evaluated ...........................................        $ 2,966,289
       Unevaluated .........................................            361,000
    Less accumulated depreciation, depletion and
       amortization ........................................         (1,203,557)
                                                                     ----------
    Net capitalized costs ..................................        $ 2,123,732
                                                                     ==========
Costs incurred in oil and gas operations are as follows for the years ended December 31:

                                                          1996            1995
                                                          ----            ----
 Oil and gas property acquisitions:
   Proved ......................................        $851,213        $222,778
   Unproved ....................................          15,624          66,224
 Exploration ...................................          42,857          35,984
 Development ...................................          48,187          57,649
                                                        --------        --------
                                                        $957,881        $382,635
                                                        ========        ========
     Average depletion expense per
       MCF of natural gas produced .............        $    .44        $    .24
                                                        ========        ========

The Company received 10 percent or more of its oil and gas revenues from the following customers for the years indicated.

                   Customer                  1996                     1995
                   --------                  ----                     ----

                      A                       24%                     54%
                      B                       --%                     13%
                      C                       48%                     --%

                           GREAT NORTHERN GAS COMPANY
                   NOTES TO FINANCIAL STATEMENTS - (Continued)


3   COMMON STOCK-SALES, RETIREMENTS AND STOCK OPTIONS

On February 24, 1994, in accordance with the terms of the registration statement filed with the Securities and Exchange Commission on April 9, 1993, the Company sold and issued 220,467 Units at a price of $4 per Unit for net proceeds of $786,000. The Units consist of 440,934 shares of Common Stock and 220,467 Class A Warrants. The Class A Warrants are detachable from the Units and may be separately transferred in the over-the-counter market immediately following issuance unless otherwise mutually determined by the Company and the Underwriter. Each Class A Warrant will entitle the holder thereof to purchase, at a price of $3.00, at any time within a period of five years from April 9, 1993, one share of Common Stock of the Company. The Class A Warrants shall be redeemable by the Company for a price of $.001 per Warrant upon ten (10) days written notice if the bid price of the Common Stock is at least 125% of the exercise price of the Warrants for at least ten (10) consecutive business days prior to the notice of redemption. The Company also issued 5,000 shares of Common Stock for services associated with the issuance of the Units.

During 1996 and 1995 the Company repurchased 310,412 and 348,909 shares of Common Stock, which were retired.

On September 15, 1989 the Company's shareholders approved a stock option plan whereby up to 500,000 shares of the Company's Common Stock are reserved for issuance and may be granted to officers, directors and certain key employees at the discretion of the Board of Directors. The stock option price must be at least 100% of the fair market value at the date of grant unless the optionee owns more than 10% of the Company's Common Stock in which case the price must be 110% of fair market value. Options may be exercised at the date of grant unless the terms of the grant specify otherwise. Qualified options must be exercised within ten years unless the grantee owns more than 10% of the Company's Common Stock, in which case options must be exercised within five years.

At December 31, 1989, options on 275,000 shares of Common Stock had been granted at a price of $.10 per share. During 1990, 50,000 of said options were exercised and an additional 225,000 options were granted to the Company's President and Vice President at a price of $.50 per share, which was the estimated market value at the date of grant. Said options can be exercised at any time over a ten year period ending April 5, 1998. No options were exercised for the years ended December 31, 1996 and 1995.

On July 11, 1994, the Company's shareholders approved a nonqualified stock option plan for key officers, employees and directors covering 500,000 shares of the Company's Common Stock. Options granted under the nonqualified plan to any one participant shall not exceed 200,000 shares. On October 4, 1994, 170,000 options were granted under this plan. Said options are exercisable at $1.00 per

                           GREAT NORTHERN GAS COMPANY
                   NOTES TO FINANCIAL STATEMENTS - (Continued)

share, not less than six months nor more than ten years from the date of the grant. Options granted during 1994 were for restricted shares, which must be held for a minimum of two years. No options were granted or exercised in 1996 or 1995.


4.  OVERRIDING ROYALTY PLAN

On September 15, 1989 the Company's shareholders approved an overriding royalty plan whereby the Company's President can assign overriding royalty interests from the Company's prospects to an overriding royalty plan for the benefit of qualified employees. Distributions from the plan are determined on a year-to-year basis and made only to current employees. During 1996 and 1995, $65,795 and $23,745 was paid to plan participants.


5.  INCOME TAXES

The Company's  provision for income taxes at December 31, 1996 and 1995 includes
deferred  tax  (benefit)   expense  of   approximately   ($10,000)  and  $33,000
respectively.

The difference between the provision for income taxes and the amount which would be determined by applying the statutory federal income tax rate to earnings before income taxes is analyzed below for the years ended December 31:

                                                                                1996               1995
                                                                               -----               ----
    Tax benefit by applying the statutory federal
      income tax rate to pretax accounting income ........................  $ (13,130)        $   (7,854)
    Increase (decrease) in tax from:
      State taxes ........................................................     (1,125)              (924)
      Other ..............................................................     (1,677)            (4,349)
                                                                             --------           --------
                                                                            $ (15,932)        $  (13,127)
                                                                             ========           ========

The Company's net deferred tax liability at December 31, 1996 and 1995 primarily relates to book basis being in excess of tax basis. Long-term deferred assets and liabilities are comprised of the following at December 31, :

                                                                                1996               1995
                                                                                ----               ----

           Book basis in excess of tax basis ............................   $ (286,435)       $ (294,834)
           Loss carryforwards ...........................................       98,118            96,659
           Other ........................................................       16,150            16,150
                                                                              --------         ---------
                Net deferred tax liability ..............................   $ (172,167 )      $ (182,025)
                                                                              ========         =========

                           GREAT NORTHERN GAS COMPANY
                   NOTES TO FINANCIAL STATEMENTS - (Continued)


The Company has approximately $16,000,000 of net operating loss carryforwards generated prior to December 31, 1987, that will expire in 2002. As the Company may only use approximately $26,000 annually due to an equity change that occurred in December, 1987, the carryforward tax asset above does not include any amounts in excess of this limitation. The net operating losses for years after 1987 are not subject to any annual utilization limitation


6.  COMMITMENTS AND CONTINGENCIES

General and administrative expenses include rent expense for office facilities and equipment of $25,433 and $26,034 for the years ended 1996 and 1995, respectively.

The Company entered into an office lease during 1994 which expires in August 1999. Future minimum annual payments remaining are as follows:

       Year ending December 31-

                          1997                  $ 20,664
                          1998                    20,664
                          1999                    13,776
                                                --------
                                                $ 55,104
                                                ========

                           GREAT NORTHERN GAS COMPANY
                   NOTES TO FINANCIAL STATEMENTS - (Continued)

7.  SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES
   (UNAUDITED)

Estimated Quantities of Natural Gas Reserves

All of the Company's natural gas reserves are located in the United States. The Company's oil reserves at December 31, 1996 and 1995 are insignificant. The following reserve related information is based on estimates prepared by independent petroleum engineers. Reserve estimates are inherently imprecise and are continually subject to revisions based on production history, results of additional exploration and development, prices of oil and gas and other factors.

                                                   1996          1995
                                               -----------    -----------
Proved natural gas reserves (MCF):
  Beginning of year ........................    11,251,619     10,523,046
  Revisions of previous estimates ..........    (5,817,863)    (7,581,773)
  Purchases of reserves in place ...........       883,321      8,619,687
  Production ...............................      (499,941)      (309,341)
                                               -----------    -----------
  End of year ..............................     5,817,136     11,251,619
                                               ===========    ===========

Proved developed natural gas reserves (MCF):
  Beginning of year ........................     2,631,933      6,007,177
                                               ===========    ===========
  End of year ..............................     2,163,000      2,631,933
                                               ===========    ===========

During 1995 the Company included in estimated quantities 982,660 mcf of natural gas for the Pretty Water Field in Sweetwater County, Wyoming. Such reserves were dependent upon third party construction of a gas sweetening plant. Such third party delayed its construction plans indefinitely. Because of such delay, the Company has not included such reserves in its 1996 estimates of natural gas reserves.

The Company believes that current working capital combined with standard industry joint ventures and future cash flows from operations, should be adequate to finance the drilling of the offset locations.

                           GREAT NORTHERN GAS COMPANY
                   NOTES TO FINANCIAL STATEMENTS - (Continued)


Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Natural Gas Reserves

The following is the standardized measure of discounted future net cash flows and changes therein relating to proved natural gas reserves. Future net cash flows were computed using year-end prices and costs and relate to existing proved natural gas reserves in which the Company has mineral interests.

                                                   1996            1995
                                               ------------    ------------
Future cash inflows ........................   $ 17,049,000    $  8,539,000
Future production and development costs .....    (4,601,000)     (2,870,000)
Future income tax expense ..................     (2,763,000)     (1,312,000)
                                               ------------    ------------
Future net cash flows ......................      9,685,000       4,357,000
10% annual discount for estimated
  timing of cash flows .....................     (3,764,000)     (2,048,000)
                                               ------------    ------------
Standardized measure of discounted
  future net cash flows ....................   $  5,921,000    $  2,309,000
                                               ============    ============


The following are the principal sources of change in the standardized measure of discounted future net cash flows for the years ended December 31:

                                                   1996          1995
                                               -----------    -----------
Changes:
  Sales of natural gas produced,
   net of production costs .................   $  (415,000)   $  (166,000)
  Accretion of discount ....................       231,000        392,000
  Net changes in prices and
    production costs .......................     5,089,000       (984,000)
  Change in future development
    costs including costs incurred
    during the year ........................       (85,000)      (375,000)
  Revisions of previous quantity
    estimates ..............................    (2,277,000)    (2,523,000)
  Purchases of reserves in place ...........     1,400,000      1,950,000
  Net change in income taxes ...............    (1,007,000)       522,000
  Other ....................................       676,000       (430,000)
                                               -----------    -----------
    Net changes ............................     3,612,000     (1,614,000)
Balance at beginning of year ...............     2,309,000      3,923,000
                                               -----------    -----------
Balance at end of year .....................   $ 5,921,000    $ 2,309,000
                                               ===========    ===========

                           GREAT NORTHERN GAS COMPANY
                   NOTES TO FINANCIAL STATEMENTS - (Continued)


The Company has not filed with or included in reports to any Federal authority or agency, other than the Securities and Exchange Commission, any estimates of proved natural gas reserves.

ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The  following  information  is submitted  with respect to the  directors of the
Company:

                                            Director      Position Currently
    Name                       Age           Since        Held With the Company
    ----                       ---          --------      ----------------------
    Frank S. DiGrappa           71           1/1/88       Chairman of the Board,
                                                          Vice-President and Treasurer

    Thomas L. DiGrappa          43           1/1/88       Chief Operating Officer and
                                                          President

    Michael J. DiGrappa         44          9/15/89       Director

During the year ended December 31, 1996, the Company's Board of Directors held two meetings. All persons who were directors during 1996 attended all of the meetings held while they were directors.

The Company currently has no standing audit, nominating or compensation committees of its Board of Directors.

Business Experience of Directors

Frank S. DiGrappa, 71, is Chairman of the Board, Chief Executive Officer, Treasurer and Director of the Company. He has been involved in the oil and gas business for 44 years. Mr. DiGrappa graduated from the University of Oklahoma College of Law with a Bachelor of Law Degree in 1951. Upon graduation, he joined Ashland Oil, Inc. in Ashland, Kentucky. He worked for Ashland for seven years in various areas and capacities and was manager of the firm's Billings, Montana District Office when he resigned to become manager of lands for the Anschutz Drilling Co., Inc. in Denver, Colorado. After two years, he resigned to become an independent landman and oil operator. In 1971, Mr. DiGrappa co-founded Teton Energy Co., Inc., a private oil and gas exploration and production firm based in Denver.

Until its sale to Petrotech in 1984, Mr. DiGrappa was instrumental in developing Teton Energy into a company whose assets included 150 oil and gas wells and more than 800,000 acres of oil and gas leases, located primarily in the Piceance Creek Basin in western Colorado. Following the sale of Teton, Mr. DiGrappa founded St. Francis Resources, Inc., a private Denver firm, and is its president and owner.

Thomas L. DiGrappa, 43, is Chief Operating Officer, President, and Director of the Company. He is the son of Frank DiGrappa. Tom DiGrappa graduated from the University of Colorado School of Business with a degree in Minerals Land Management in December, 1976. In February, 1977, he joined Continental Minerals, Inc., a subsidiary of Continental Oil Company, in Spokane, Washington, as a landman in uranium exploration. He resigned his position with Continental Minerals in February, 1979, to join Intercontinental Energy Corp., a Denver-based independent oil, gas, uranium and geothermal company. He was with Intercontinental Energy until November, 1980, when he joined Teton Energy. During the past year and a half he has served as president of the Company. Prior to 1994, he served as Vice President of the Company.

Michael J. DiGrappa, 44, is a Director of the Company. He is the son of Frank DiGrappa. Michael DiGrappa graduated from the University of Northern Colorado School of Business with a degree in Business Administration and Marketing in June, 1976. He was sales representative for Chemical Sales Co., Denver, until 1978 when he joined Air Products & Chemical, Inc. He was an area representative for Air Products & Chemical, Inc. in Denver, Calgary and Oklahoma City between 1978 and 1982, when he was named sales manager at the Tubular Division of Continental Emsco in Oklahoma City. He returned to Denver in 1984 and was the accounts manager at Frontier Oil and Refining Co. until 1988. He is presently an area representative of Liquid A.R.N. in Denver.

ITEM 11.  EXECUTIVE COMPENSATION

Executive Officers

The Executive Officers of the Company are Frank S. DiGrappa, Chairman of the Board, Vice-President and Treasurer, and Thomas L. DiGrappa, Chief Operating Officer and President. Information concerning both individuals' principal occupation or employment during the past six years is set forth above under BUSINESS EXPERIENCE OF DIRECTORS.

Direct compensation paid to or allowed by the Company's executives during the year was $100,008 for Frank S. DiGrappa and $120,408 for Thomas L. DiGrappa.


ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                MANAGEMENT

The following table summarizes at January 15, 1995 (I) the number and percentage of shares of Common Stock owned of record and beneficially by each person known by the Company to be the beneficial owners of more than five percent of the Company's Common Stock, (ii) the number and percentage of shares owned beneficially by each director, (iii) the number and percentage of shares owned beneficially by all officers and directors as a group:

     Name/Address of                         Number of Shares
     Beneficial Owner                       Beneficially Owned  Percent of Class
     ----------------                       ------------------  ----------------

     St. Francis Resources, Inc. .........
     621 Seventeenth Street
     Suite 2150
     Denver, CO 80293 ....................      2,415,255             49.5%

     Frank S. DiGrappa
     621 Seventeenth Street
     Suite 2150
     Denver, CO 80293 ....................        335,000 (1)          6.9%

     Thomas L. DiGrappa
     621 Seventeenth Street
     Suite 2150
     Denver, CO 80293 ....................        425,000 (2)         20.5%

     Michael J. DiGrappa
     621 Seventeenth Street
     Suite 2150
     Denver, CO 80293 ....................         10,000 (3)          0.2%

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT - (Continued)


     All Officers and
     Directors as a Group                       3,045,678 (5)         62.4%


     1. Includes 150,000 shares of Common Stock which may be acquired pursuant to the exercise of stock options. Does not include 966,102 shares indirectly held through 40% interest in St. Francis Resources, Inc.

     2. Includes 425,000 shares of Common Stock which may be acquired pursuant to the exercise of stock options. Does not include 362,288 shares indirectly held through 15% interest in St. Francis Resources, Inc.

     3. Includes 10,000 shares of Common Stock which may be acquired pursuant to the exercise of stock options. Does not include 362,288 shares indirectly held through an interest in St. Francis Resources, Inc.

     4. Includes 10,000 shares of Common Stock which may be acquired pursuant to the exercise of stock options.

     5. Includes 1,690,678 shares held by St. Francis Resources, Inc., seventy percent owned by Directors of the Company.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See Note 7 to Financial Statements.

         Management will provide, without charge, a copy of this Form 10-KSB. Please send your request to the Company's Denver office, 621 17th Street, Suite 2150, Denver, Colorado 80293.

SIGNATURES

Pursuant to the requirements of Section 13 of 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Great Northern Gas Company



Date:                                        By: /s/ Frank S. DiGrappa
                                                 -------------------------------
                                                 Frank S. DiGrappa
                                                 Chairman of the Board, Chief
                                                 Executive Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in capacities and on the dates indicated.


   Signature                         Title                      Date
   ---------                         -----                      ----

/s/ Thomas L. DiGrappa
-------------------------     President, Chief Operating       March 27, 1997
Thomas L. DiGrappa            Officer and Director


/s/ Frank S. DiGrappa
-------------------------     Chief Executive Officer,         March 27, 1997
Frank S. DiGrappa             Executive Vice-President,
                              Treasurer and Director


/s/ Michael J. DiGrappa
-------------------------     Director                         March 27, 1997
Michael J. DiGrappa