Form 10QSB
period 1997-03-31
GREAT NORTHERN GAS CO
filed 1997-05-13
CIK 352684

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     of the Securities Exchange Act of 1934

For the Quarterly Period Ended:
       March 31, 1997                              Commission File No. 0-9675


                           GREAT NORTHERN GAS COMPANY
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Colorado                                          38-1900351
-------------------------------                         ------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

                             621 Seventeenth Street
                                   Suite 2150
                             Denver, Colorado 80293
                -------------------------------------------------
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (303) 295-0938

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                        Yes   X               No
                            -----                -----

Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of the latest practicable date:

                                Shares                       As of Close of
 Title of Class               Outstanding                      Business on
 --------------               -----------                      -----------

Common Stock,
$.01 Par Value                3,500,304                        May 5, 1997


                    Page 1 of 9 sequentially numbered pages.

                           GREAT NORTHERN GAS COMPANY




                                      INDEX




PART I.  FINANCIAL INFORMATION                                  Page No. (s)
                                                                ------------


         Balance Sheets as of March 31, 1997
         and December 31, 1996 (Unaudited)                         3-4

         Statements of Earnings for the Three
         Months Ended March 31, 1997 and 1996 (Unaudited)           5

         Statements of Cash Flows for the Three Months
         Ended March 31, 1997 and 1996 (Unaudited)                  6

         Notes to Unaudited Financial Statements for the
         Three Months Ended March 31, 1997 and 1996                 7

         Management's Discussion and Analysis of
         Financial Condition and Results of Operations              8


PART II.     OTHER INFORMATION                                      9

             SIGNATURES                                             9

                           GREAT NORTHERN GAS COMPANY
                                 BALANCE SHEETS
                      MARCH 31, 1997 AND DECEMBER 31, 1996
                                   (UNAUDITED)



                                     ASSETS
                                     ------


                                                              March 31,              December 31,
                                                               1997                     1996
                                                            -----------              ------------
CURRENT ASSETS:
    Cash and cash equivalents                               $1,622,411                $1,404,099
    Accounts receivable:
         Oil and gas sales                                      61,007                   132,054
         Joint interest billings                                99,852                   116,005
         Income taxes                                            6,075                     6,075
    Short term investments                                     737,573                   242,474
    Accrued interest receivable                                   --                       7,245
    Other                                                       15,203                     9,619
                                                            ----------                ----------
                Total current assets                         2,542,121                 1,917,571
                                                            ----------                ----------


PROPERTY AND EQUIPMENT, at cost:
    Oil and gas properties, accounted for
         using the full cost method                          1,752,927                 3,327,289
    Furniture, fixtures and automobile                          60,105                    57,660
                                                            ----------                ----------
                                                             1,813,032                 3,384,949
    Less accumulated depreciation, depletion
         and amortization                                      685,995                 1,224,116
                                                            ----------                ----------
            Net property and equipment                       1,127,037                 2,160,833
                                                            ----------                ----------

                                                            $3,669,158                $4,078,404
                                                            ==========                ==========







               The accompanying notes to unaudited financial statements are an integral part of these statements.




                                   GREAT NORTHERN GAS COMPANY
                                   BALANCE SHEETS - CONTINUED
                               MARCH 31, 1997 AND DECEMBER 31, 1996
                                         (UNAUDITED)



                               LIABILITIES AND STOCKHOLDERS' EQUITY
                               ------------------------------------


                                                            March 31,                 December 31,
                                                              1997                       1996
                                                          ------------                ------------
CURRENT LIABILITIES:
    Accounts payable:
         Trade                                            $     17,789                $     20,410
         Oil and gas sales                                     125,959                     115,866
         Ad valorem taxes                                      100,735                      51,840
                                                          ------------                ------------
                Total current liabilities                      244,483                     188,116
                                                          ------------                ------------

DEFERRED INCOME TAXES                                           54,193                     172,167
                                                          ------------                ------------

STOCKHOLDERS' EQUITY:
    Common Stock, $.01 par value;
      authorized 50,000,000 shares,
      issued 3,500,304 shares at
      March 31, 1997 and 3,603,313
      shares at December 31, 1996                               35,003                      36,033
    Additional paid-in-capital                              39,348,394                  39,502,517
    Accumulated deficit                                    (36,012,915)                (35,820,429)
                                                          ------------                ------------

            Total stockholders' equity                       3,370,482                   3,718,121
                                                          ------------                ------------

                                                          $  3,669,158                $  4,078,404
                                                          ============                ============





              The accompanying notes to unaudited financial statements are an integral part of these statements.

                                            GREAT NORTHERN GAS COMPANY
                                              STATEMENTS OF EARNINGS
                                FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                                    (UNAUDITED)



                                                                Three Months Ended March 31,
                                                           --------------------------------------
                                                               1997                       1996
                                                           -----------                -----------
REVENUES:
    Oil and gas sales                                      $   337,899                $   241,109
    Interest and other income                                   60,959                     36,475
                                                           -----------                -----------
                                                               398,858                    277,584
                                                           -----------                -----------


EXPENSES:
    Lease operating                                             38,905                     26,422
    Production taxes                                            22,044                     11,553
    Depreciation, depletion and amortization                    78,935                     62,216
    General and administrative                                 191,397                     98,320
                                                           -----------                -----------
                                                               331,281                    198,511
                                                           -----------                -----------

LOSS FROM SALE OF PROPERTIES                                   378,037                       --
                                                           -----------                -----------

EARNINGS (LOSS) BEFORE INCOME TAXES                           (310,460)                    79,073

INCOME TAX (PROVISION) BENEFIT                                 117,975                    (30,048)
                                                           -----------                -----------

NET EARNINGS (LOSS)                                        $  (192,485)               $    49,025
                                                           ===========                ===========

EARNINGS (LOSS) PER COMMON SHARE                           $      (.05)               $       .01
                                                           ===========                ===========

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING                                                 3,554,016                  3,902,139
                                                           ===========                ===========





              The accompanying notes to unaudited financial statements are an integral part of these statements.

                                          Page 5


                                                GREAT NORTHERN GAS COMPANY
                                                 STATEMENTS OF CASH FLOWS
                                    FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                                        (UNAUDITED)

                                                                                 Three Months Ended March 31,
                                                                            ------------------------------------
                                                                                 1997                   1996
                                                                            ------------            ------------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
    Net earnings (loss)                                                     $   (192,485)           $     49,025
    Adjustments to reconcile net earnings to net cash
     provided by (used in) operating activities:
         Depreciation, depletion and amortization                                 78,935                  62,216
         Loss on sale of properties                                              378,037                      --
         (Increase) decrease in accounts receivable                               94,445                (167,573)
         Increase in other current assets                                         (5,584)                 (2,196)
         Increase in current liabilities                                          56,367                  80,892
         Deferred income tax provision (benefit)                                (117,975)                 30,048
                                                                              ----------            ------------
            Net cash provided by (used in) operating activities                  291,740                  52,412
                                                                              ----------            ------------

CASH FLOWS FROM INVESTING
 ACTIVITIES:
    Proceeds from sale of oil and gas properties                                 672,805                      --
    Additions to property and equipment                                          (95,981)               (897,241)
    Proceeds from sale of short term investments                                      --               1,459,423
    Purchase of short-term investments                                          (495,099)                     --
                                                                              ----------          --------------
            Net cash provided by (used in) investing activities                   81,725                 562,182
                                                                              ----------          --------------

CASH FLOWS FROM FINANCING
 ACTIVITIES
    Repurchase of Common Stock                                                  (155,153)                (29,663)
                                                                              ----------          --------------
         Net cash provided by (used in) financing activities                    (155,153)                (29,663)
                                                                              ----------          --------------

INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                                                218,312                 584,931

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                                           1,404,099               1,176,279
                                                                              ----------             -----------

CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                                                                $1,622,411              $1,761,210
                                                                              ==========              ==========

             The accompanying notes to unaudited financial statements are an integral part of these statements.

                                          Page 6

                           GREAT NORTHERN GAS COMPANY
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996


Note 1 - Financial Statements - Basis of Presentation
-----------------------------------------------------

     Great Northern Gas Company (the "Company") is exclusively engaged in the business of oil and gas exploration, development and production.

     The financial statements included herein are unaudited. In the opinion of management, such statements include all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company's financial position for all periods presented.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these financial statements be read in conjunction with the December 31, 1996 financial statements and the notes thereto as reported on the Company's Annual Report on Form 10-KSB.

     Results of operations for the three month period ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.


Note 2 - Income Taxes
---------------------

     The Company's net deferred tax liability at March 31, 1997 and December 31, 1996 primarily relates to book basis being in excess of tax basis partially offset by loss carryforwards.

Note 3-Sale of Properties
-------------------------

     On February 28, 1997, the Company closed on the sale of its interest in all the South Douglas Creek properties in Rio Blanco County, Colorado. The properties had a total of 12,163 gross acres. The properties were sold for $672,805, resulting in a net loss on the sale of $378,037, as the reserves for such properties exceed 25% of all reserves at the time of sale. Subsequent to March 31, 1997 the Company sold all of its interests in the White River Dome and Gasaway properties for $750,000. Such properties were purchased in December 1996 for $200,000.

Note 4 - Repurchase of Common Stock
-----------------------------------

     During the first quarter of 1997 the Company repurchased 103,000 shares of the Company's Common Stock. The shares were retired.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Liquidity and Capital Resources
-------------------------------

     At March 31, 1997 the Company had working capital of $2,297,638 compared to working capital of $1,729,455 at December 31, 1996. The increase in working capital is primarily related to the proceeds from the sale of the South Douglas Creek properties. To minimize its tax gain on sale, the Company intends to reinvest such proceeds under the provisions of Internal Revenue Code Section 1031.

     Net cash provided by operating activities was $291,740 for the first three months of 1997 compared to net cash provided by operating activities of $52,412 for the comparable period of 1996. Such change is primarily due to the decrease in oil and gas sales receivable for 1997.

Analysis of Results of Operations
---------------------------------

     The $337,899 in oil and gas sales for the first three months of 1997 is $96,790 greater than for the same period in 1996 primarily due to the revenues from the White River Dome and Gasaway properties purchased effective October 1, 1996, but sold in April, 1997. Other income has increased due to the well operation income generated by Gasaway and White River Dome Properties. Lease operating expenses and production taxes are greater than 1996 mainly due to the White River Dome and Gasaway purchase. General and administrative expenses for the three months ended March 31, 1997 increased significantly compared to the same period in 1996 mainly due to salaries and consulting fees.

                           PART II - OTHER INFORMATION



Items 1 thru 5 not applicable.

Item 6 - Exhibits and Reports on Form 8-K None.



                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  GREAT NORTHERN GAS COMPANY
                                  (Registrant)



Dated: May 12, 1997               By:  /S/  FRANK S. DiGRAPPA
                                       -----------------------------------------
                                       Frank S. DiGrappa
                                       Chairman of the Board, and Treasurer



Dated: May 12, 1997                By:  /S/  THOMAS L. DiGRAPPA
                                        ----------------------------------------
                                        Thomas L. DiGrappa
                                        President and Chief Operating Officer