Form 10QSB
period 1997-06-30
GREAT NORTHERN GAS CO
filed 1997-08-13
CIK 352684

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     of the Securities Exchange Act of 1934

For the Quarterly Period Ended:
           June 30, 1997                           Commission File No. 0-9675


                           GREAT NORTHERN GAS COMPANY
              ---------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Colorado                                     38-1900351
 ------------------------------                     ------------------
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

                               Shares                   As of Close of
 Title of Class              Outstanding                  Business on

Common Stock,
$.01 Par Value                3,481,584                 August 6, 1997




                    Page 1 of 10 sequentially numbered pages.

                           GREAT NORTHERN GAS COMPANY




                                      INDEX




PART I. FINANCIAL INFORMATION                                     Page No. (s)
                                                                  -----------

         Balance Sheets as of June 30, 1997
         and December 31, 1996 (Unaudited)                             3-4

         Statements of Earnings for the Three
         Months Ended June 30, 1997 and 1996 (Unaudited)                5

         Statements of Earnings for the Six
         Months Ended June 30, 1997 and 1996 (Unaudited)                6

         Statements of Cash Flows for the Six Months
         Ended June 30, 1997 and 1996 (Unaudited)                       7

         Notes to Unaudited Financial Statements for the Six
         Ended June 30, 1997 and 1996                                   8

         Management's Discussion and Analysis of
         Financial Condition and Results of Operations                  9


PART II.                   OTHER INFORMATION                           10

                               SIGNATURES                              10

                           GREAT NORTHERN GAS COMPANY
                                 BALANCE SHEETS
                       JUNE 30, 1997 AND DECEMBER 31, 1996
                                   (UNAUDITED)


                                     ASSETS
                                     ------

                                                     June 30,       December 31,
                                                      1997             1996
                                                   ----------       -----------
CURRENT ASSETS:
    Cash and cash equivalents                      $1,502,962       $1,404,099
    Short term investments                            654,784          242,474
    Accounts receivable:
         Oil and gas sales                             64,098          132,054
         Joint interest billings                       96,413          116,005
         Income taxes                                    --              6,075
    Accrued interest receivable                          --              7,245
    Other                                               9,619            9,619
                                                   ----------       ----------
                Total current assets                2,327,876        1,917,571
                                                   ----------       ----------


PROPERTY AND EQUIPMENT, at cost:
    Oil and gas properties, accounted for
         using the full cost method                 2,423,754        3,327,289
    Furniture, fixtures and automobile                 60,104           57,660
                                                   ----------       ----------
                                                    2,483,858        3,384,949
    Less accumulated depreciation, depletion
         and amortization                             751,818        1,224,116
                                                   ----------       ----------
            Net property and equipment              1,732,040        2,160,833
                                                   ----------       ----------

                                                   $4,059,916       $4,078,404
                                                   ==========       ==========







         The accompanying notes to unaudited financial statements are an integral part of these statements.

                           GREAT NORTHERN GAS COMPANY
                           BALANCE SHEETS - CONTINUED
                       JUNE 30, 1997 AND DECEMBER 31, 1996
                                   (UNAUDITED)



                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------


                                                    June 30,       December 31,
                                                     1997             1996
                                                  ------------     ------------
CURRENT LIABILITIES:
    Accounts payable:
         Trade                                    $     33,385     $     20,410
         Oil and gas sales                             125,116          115,866
         Ad valorem taxes                               61,235           51,840
                                                  ------------     ------------
                Total current liabilities              219,736          188,116
                                                  ------------     ------------

DEFERRED INCOME TAXES                                  219,903          172,167
                                                  ------------     ------------

STOCKHOLDERS' EQUITY:
    Common Stock, $.01 par value;
      authorized 50,000,000 shares,
      issued 3,481,584 shares at
      June 30, 1997 and 3,603,313
      shares at December 31, 1996                       34,816           36,033
    Additional paid-in-capital                      39,318,095       39,502,517
    Accumulated deficit                            (35,732,634)     (35,820,429)
                                                  ------------     ------------
            Total stockholders' equity               3,620,277        3,718,121
                                                  ------------     ------------

                                                  $  4,059,916     $  4,078,404
                                                  ============     ============





         The accompanying notes to unaudited financial statements are an integral part of these statements.

                           GREAT NORTHERN GAS COMPANY
                             STATEMENTS OF EARNINGS
                FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (UNAUDITED)



                                                    Three Months Ended June 30,
                                                    ---------------------------
                                                       1997           1996
                                                    -----------     -----------
REVENUES:
    Oil and gas sales                               $   160,981     $   247,482
    Interest and other income                            60,924          22,884
                                                    -----------     -----------
                                                        221,905         270,366
                                                    -----------     -----------


EXPENSES:
    Lease operating                                      70,524          40,778
    Production taxes                                     15,315          17,495
    Depreciation, depletion and amortization             65,823          45,049
    General and administrative                          152,078          75,280
                                                    -----------     -----------
                                                        303,740         178,602
                                                    -----------     -----------

GAIN FROM SALE OF PROPERTIES                            533,901            --
                                                    -----------     -----------

EARNINGS BEFORE INCOME TAXES                            452,066          91,764

INCOME TAX PROVISION                                   (171,786)        (34,870)
                                                    -----------     -----------

NET EARNINGS                                        $   280,280     $    56,894
                                                    ===========     ===========

EARNINGS PER COMMON SHARE                           $       .08     $       .01
                                                    ===========     ===========

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING                                          3,486,873       3,872,906
                                                    ===========     ===========







         The accompanying notes to unaudited financial statements are an integral part of these statements.

                           GREAT NORTHERN GAS COMPANY
                             STATEMENTS OF EARNINGS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (UNAUDITED)



                                                     Six Months Ended June 30,
                                                    ---------------------------
                                                       1997            1996
                                                    -----------     -----------
REVENUES:
    Oil and gas sales                               $   498,880     $   488,591
    Interest and other income                           121,883          59,359
                                                    -----------     -----------
                                                        620,763         547,950
                                                    -----------     -----------


EXPENSES:
    Lease operating                                     109,429          67,200
    Production taxes                                     37,359          29,048
    Depreciation, depletion and amortization            144,758         107,265
    General and administrative                          343,475         173,600
                                                    -----------     -----------
                                                        635,021         377,113
                                                    -----------     -----------

GAIN FROM SALE OF PROPERTIES                            155,864            --
                                                    -----------     -----------

EARNINGS BEFORE INCOME TAXES                            141,606         170,837

INCOME TAX (PROVISION) BENEFIT                          (53,810)        (64,918)
                                                    -----------     -----------

NET EARNINGS                                        $    87,796     $   105,919
                                                    ===========     ===========

EARNINGS PER COMMON SHARE                           $       .02     $       .03
                                                    ===========     ===========

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING                                          3,520,259       3,887,523
                                                    ===========     ===========







         The accompanying notes to unaudited financial statements are an integral part of these statements.


                                          GREAT NORTHERN GAS COMPANY
                                           STATEMENTS OF CASH FLOWS
                                FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                                 (UNAUDITED)

                                                                                 Six Months Ended June 30,
                                                                           ----------------------------------
                                                                               1997                  1996
                                                                           -----------            -----------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
    Net earnings (loss)                                                    $    87,796            $   105,919
    Adjustments to reconcile net earnings to net cash
     provided by (used in) operating activities:
         Depreciation, depletion and amortization                              144,758                107,265
         Gain on sale of properties                                           (155,865)                  --
         Decrease in accounts receivable                                        94,794                  9,358
         Increase in other current assets                                         --                   (2,196)
         Increase in current liabilities                                        31,620                145,437
         Deferred income tax provision (benefit)                                53,810                 64,918
                                                                           -----------            -----------
            Net cash provided by (used in) operating activities                256,913                430,701
                                                                           -----------            -----------

CASH FLOWS FROM INVESTING
 ACTIVITIES:
    Proceeds from sale of oil and gas properties                             1,412,028                   --
    Additions to property and equipment                                       (972,129)              (967,688)
   Proceeds from sale of short term investments                                   --                1,216,949
   Purchase of short term investments                                         (412,310)                  --
                                                                           -----------            -----------
            Net cash provided by (used in) investing activities                 27,589                249,261
                                                                           -----------            -----------

CASH FLOWS FROM FINANCING
 ACTIVITIES-
    Repurchase of Common Stock                                                (185,639)               (66,638)
                                                                           -----------            -----------
         Net cash provided by (used in) financing activities                  (185,639)               (66,638)
                                                                           -----------            -----------

INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                                               98,863                613,324

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                                         1,404,099              1,176,279
                                                                           -----------            -----------

CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                                                             $ 1,502,962            $ 1,789,603
                                                                           ===========            ===========

            The accompanying notes to unaudited financial statements are an integral part of these statements.

                                                          Page 7

                           GREAT NORTHERN GAS COMPANY
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996

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

     Results of operations for the six month period ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

Note 2 - Income Taxes
---------------------

     The Company's net deferred tax liability at June 30, 1997 and December 31, 1996 primarily relates to book basis being in excess of tax basis partially offset by loss carryforwards.

Note 3 - Sale of Properties
---------------------------

     On April 11, 1997 and May 9, 1997, respectively, the Company closed on the sale of its interest in the White River Dome properties and the Gasaway properties. The White River Dome properties are located in Rio Blanco County, Colorado and the Gasaway properties are located in Garfield County, Colorado. The White River Dome properties and the Gasaway properties were sold for a total of $739,223, resulting in a gain on the sale of $533,901. This gain was taken against the $378,037 loss from the sale of the South Douglas Creek properties which occurred in the first quarter of 1997.

Note 4 - Repurchase of Common Stock
-----------------------------------

     During the first and second quarters of 1997 the Company repurchased 121,720 shares of the Company's Common Stock. The shares were retired.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Liquidity and Capital Resources
-------------------------------

     At June 30, 1997 the Company had working capital of $2,108,140 compared to working capital of $1,729,455 at December 31, 1996. The increase in working capital is primarily related to the proceeds from the sale of the White River Dome properties and the Gasaway properties.

     Net cash provided by operating activities was $256,913 for the first six months of 1997 compared to net cash provided by operating activities of $430,701 for the comparable period of 1996. Such change is primarily due to the decrease in oil and gas sales payable for 1997.

Analysis of Results of Operations
---------------------------------

     The $498,880 in oil and gas sales for the first six months of 1997 is $10,289 greater than for the same period in 1996. Other income has increased due to the well operation income generated by Gasaway and White River Dome properties which were purchased in the fourth quarter of 1997. Lease operating expenses and production taxes are greater than 1996 mainly due to the White River Dome and Gasaway purchase. General and administrative expenses for the six months ended June 30, 1997 increased significantly compared to the same period in 1996 mainly due to an increase in salaries and consulting fees.

                           PART II - OTHER INFORMATION



Items 1 thru 5 not applicable.

Item 6 - Exhibits and Reports on Form 8-K None.



                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   GREAT NORTHERN GAS COMPANY
                                   (Registrant)



Dated:  August 12, 1997            By:  /s/  Frank S. DiGrappa
                                        ----------------------------------------
                                        Frank S. DiGrappa
                                        Chairman of the Board,
                                        and Treasurer



Dated:  August 12, 1997            By:  /s/  Thomas L. DiGrappa
                                        ----------------------------------------
                                        Thomas L. DiGrappa
                                        President and Chief
                                        Operating Officer

Thomas DiGrappa, President
Great Northern Gas Company
621 17th Street, Suite 2150
Denver, CO  80293



We have compiled the accompanying balance sheets of Great Northern Gas Company as of June 30, 1997 and the related unaudited statements of earnings and cash flows for the six months then ended in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

Quinn & Associates, P.C. is not independent of the Company.

A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the accompanying financial statements and, accordingly, we do not express an opinion or any form of assurance on them.

Management has elected to omit substantially all of the disclosures required by generally accepted accounting principles. If the omitted disclosures were included in the financial statements, they might influence the user's conclusions about the company's financial position, results of operations, and cash flows. Accordingly, these financial statements are not designed for those who are not informed about such matters.



Quinn & Associates, P.C.
August 8, 1997