Form 10QSB
period 1997-09-30
GREAT NORTHERN GAS CO
filed 1997-11-14
CIK 352684

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     of the Securities Exchange Act of 1934

For the Quarterly Period Ended:
     September 30, 1997                               Commission File No. 0-9675


                           GREAT NORTHERN GAS COMPANY
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Colorado                                               38-1900351
-------------------------------                              -------------------
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
                                          Yes  X     No
                                             -----     -----

Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of the latest practicable date:

                                     Shares                     As of Close of
Title of Class                    Outstanding                     Business on
--------------                    -----------                     -----------

Common Stock,
$.01 Par Value                     3,357,584                   November 10, 1997

                    Page 1 of 10 sequentially numbered pages.

                           GREAT NORTHERN GAS COMPANY




                                      INDEX




PART I.                    FINANCIAL INFORMATION                    Page No. (s)
                                                                    ------------


         Balance Sheets as of September 30, 1997
         and December 31, 1996 (Unaudited)                              3-4

         Statements of Operations for the Three
         Months Ended September 30, 1997 and 1996 (Unaudited)             5

         Statements of Earnings for the Nine
         Months Ended September 30, 1997 and 1996 (Unaudited)             6

         Statements of Cash Flows for the Nine Months
         Ended September 30, 1997 and 1996 (Unaudited)                    7

         Notes to Unaudited Financial Statements for the Nine
         Months Ended September 30, 1997                                  8

         Management's Discussion and Analysis of
         Financial Condition and Results of Operations                    9

PART II.                   OTHER INFORMATION                             10

                               SIGNATURES                                10

                           GREAT NORTHERN GAS COMPANY
                                 BALANCE SHEETS
                    SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
                                   (UNAUDITED)



                                     ASSETS


                                                     September 30,  December 31,
                                                         1997           1996
                                                      -----------   ------------

CURRENT ASSETS:
    Cash and cash equivalents                          $1,948,756     $1,404,099
    Short term investments                                   --          242,474
    Accounts receivable:
         Oil and gas sales                                 72,814        132,054
         Joint interest billings                          109,182        116,005
         Income taxes                                        --            6,075
    Accrued interest receivable                              --            7,245
    Other                                                   9,619          9,619
                                                       ----------     ----------

            Total current assets                        2,140,371      1,917,571
                                                       ----------     ----------


PROPERTY AND EQUIPMENT, at cost:
    Oil and gas properties, accounted for
         using the full cost method                     2,383,314      3,327,289
    Furniture, fixtures and automobile                     60,104         57,660
                                                       ----------     ----------
                                                        2,443,418      3,384,949
    Less accumulated depreciation, depletion
         and amortization                                 797,781      1,224,116
                                                       ----------     ----------
            Net property and equipment                  1,645,637      2,160,833
                                                       ----------     ----------

                                                       $3,786,008     $4,078,404
                                                       ==========     ==========






         The accompanying notes to unaudited financial statements are an integral part of these statements.

                           GREAT NORTHERN GAS COMPANY
                           BALANCE SHEETS - CONTINUED
                    SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
                                   (UNAUDITED)



                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------


                                             September 30,          December 31,
                                                 1997                  1996
                                             ------------         -------------

CURRENT LIABILITIES:
    Accounts payable:
         Trade                               $     42,458         $      20,410
         Oil and gas sales                         92,466               115,866
         Ad valorem taxes                          65,885                51,840
                                             ------------         -------------
            Total current liabilities             200,809               188,116
                                             ------------         -------------

DEFERRED INCOME TAXES                             205,383               172,167
                                             ------------         -------------

STOCKHOLDERS' EQUITY:
    Common Stock, $.01 par value;
      authorized 50,000,000 shares,
      issued 3,357,584 shares at
      September 30, 1997 and 3,603,313
      shares at December 31, 1996                  33,576                36,033
    Additional paid-in-capital                 39,102,563            39,502,517
    Accumulated deficit                       (35,756,323)          (35,820,429)
                                              -----------           -----------

            Total stockholders' equity          3,379,816             3,718,121
                                             ------------          ------------

                                              $ 3,786,008          $  4,078,404
                                              ===========          ============





         The accompanying notes to unaudited financial statements are an integral part of these statements.

                           GREAT NORTHERN GAS COMPANY
                            STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)



                                                Three Months Ended September 30,
                                                --------------------------------
                                                     1997               1996
                                                 -----------        ------------

REVENUES:
    Oil and gas sales                            $   132,507        $   172,604
    Interest and other income                         35,491             36,943
                                                 -----------        -----------
                                                     167,998            209,547
                                                 -----------        -----------


EXPENSES:
    Lease operating                                   54,785            149,199
    Production taxes                                  11,112             12,847
    Depreciation, depletion and amortization          45,963             35,244
    General and administrative                        94,347             99,708
                                                 -----------        -----------
                                                     206,207            296,998
                                                 -----------        -----------

LOSS BEFORE INCOME TAXES                             (38,209)           (87,451)

INCOME TAX  BENEFIT                                   14,520             33,231
                                                 -----------        -----------

NET  LOSS                                        $   (23,689)       $   (54,220)
                                                 ===========        ===========

LOSS  PER COMMON SHARE                           $      (.01)       $      (.01)
                                                 ===========        ===========

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING                                       3,392,861          3,808,302
                                                 ===========        ===========







         The accompanying notes to unaudited financial statements are an integral part of these statements.

                           GREAT NORTHERN GAS COMPANY
                             STATEMENTS OF EARNINGS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)


                                                 Nine Months Ended September 30,
                                                 -------------------------------
                                                     1997               1996
                                                 -----------        ------------

REVENUES:
    Oil and gas sales                            $   631,387        $   661,195
    Interest and other income                        157,374             96,302
                                                 -----------        -----------
                                                     788,761            757,497
                                                 -----------        -----------


EXPENSES:
    Lease operating                                  164,214            216,399
    Production taxes                                  48,471             41,895
    Depreciation, depletion and amortization         190,721            142,509
    General and administrative                       437,822            273,308
                                                 -----------        -----------
                                                     841,228            674,111
                                                 -----------        -----------

GAIN FROM SALE OF PROPERTIES                         155,864               --
                                                 -----------        -----------

EARNINGS  BEFORE INCOME TAXES                        103,397             83,386

INCOME TAX PROVISION                                 (39,290)           (31,687)
                                                 -----------        -----------

NET EARNINGS                                     $    64,107        $    51,699
                                                 ===========        ===========

EARNINGS PER COMMON SHARE                        $       .02        $       .01
                                                 ===========        ===========

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING                                       3,477,326          3,860,923
                                                 ===========        ===========







         The accompanying notes to unaudited financial statements are an integral part of these statements.




                                    GREAT NORTHERN GAS COMPANY
                                     STATEMENTS OF CASH FLOWS
                       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                            (UNAUDITED)


                                                                    Nine Months Ended September 30,
                                                                    -------------------------------
                                                                    1997                     1996
                                                                -----------             ------------

CASH FLOWS FROM OPERATING
 ACTIVITIES:
    Net earnings (loss)                                         $    64,107              $    51,699
    Adjustments to reconcile net earnings to net cash
     provided by operating activities:
         Depreciation, depletion and amortization                   190,721                  142,509
         Gain on sale of properties                                (155,865)                    --
         Decrease in accounts receivable                             73,308                   25,542
         Increase in other current assets                              --                     (2,197)
         Increase in current liabilities                             12,693                  126,240
         Deferred income tax provision                               39,291                   31,687
                                                                -----------              -----------
            Net cash provided by operating activities               224,255                  375,480
                                                                -----------              -----------

CASH FLOWS FROM INVESTING
 ACTIVITIES:
    Proceeds from sale of short-term investments                    242,474                1,216,949
    Proceeds from sale of oil and gas properties                  1,570,979                     --
    Additions to property and equipment                          (1,090,640)                (963,422)
                                                                -----------              -----------
            Net cash provided by investing activities               722,813                  253,527
                                                                -----------              -----------


CASH FLOWS FROM FINANCING
 ACTIVITIES:
    Repurchase of Common Stock                                     (402,411)                (144,414)
                                                                -----------              -----------
         Net cash used in financing activities                     (402,411)                (144,414)
                                                                -----------              -----------

INCREASE  IN CASH AND
 CASH EQUIVALENTS                                                   544,657                  484,593

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                              1,404,099                1,176,279
                                                                -----------              -----------

CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                                                  $ 1,948,756              $ 1,660,872
                                                                ===========              ===========


                            The accompanying notes to
          unaudited financial statements are an integral part of these statements.

                                        7

                           GREAT NORTHERN GAS COMPANY
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996



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

     Results of operations for the nine month period ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.


Note 2 - Income Taxes
---------------------

     The Company's net deferred tax liability at September 30, 1997 and December 31, 1996 primarily relates to book basis being in excess of tax basis partially offset by loss carryforwards.


Note 3 - Sale of Properties
---------------------------

     On April 11, 1997 and May 9, 1997, respectively, the Company closed on the sale of its interest in the White River Dome and Gasaway properties. The White River Dome properties are located in Rio Blanco County, Colorado and the Gasaway properties are located in Garfield County, Colorado. The White River Dome properties and the Gasaway properties were sold for a total of $739,223, resulting in a gain on the sale of $533,901. This gain was partially offset by a $378,037 loss from the sale of the South Douglas Creek properties which occurred in the first quarter of 1997.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note 4 - Repurchase of Common Stock
-----------------------------------

     During the nine months ended September 30, 1997 the Company repurchased 245,729 shares of the Company's Common Stock. The shares were retired.

Liquidity and Capital Resources
-------------------------------

     At September 30, 1997 the Company had working capital of $1,939,562 compared to working capital of $1,729,455 at December 31, 1996. The increase in working capital is primarily related to the proceeds from the sale of the White River Dome properties and the Gasaway properties partially offset by the additions to property and equipment.

     Net cash provided by operating activities was $224,255 for the first nine months of 1997 compared to net cash provided by operating activities of $375,480 for the comparable period of 1996.


Analysis of Result of Operations:
---------------------------------

Three Months Ended September 30, 1997
-------------------------------------

     The $132,507 in oil and gas sales for the three months ended September 30, 1997 is $40,097 less than for the same period in 1996 primarily due to the sale of the South Douglas Creek properties which occurred in February 1997. Lease operating expenses for the three months ended September 30, 1997 are $94,414 less than for the same period in 1996 mainly due to major workover expenses in the Pretty Water area in September 1996 and partially to the sale of the South Douglas Creek properties.

Nine Months Ended September 30, 1997
------------------------------------

     The $631,387 in oil and gas sales for the first nine months of 1997 is $29,808 less than for the same period in 1996. Other income has increased due to the well operation income generated by Gasaway and White River Dome properties which were purchased in December 1996 but sold in 1997. Lease operating expenses for 1997 are $52,185 less than 1996 mainly due to major workover expenses in the Pretty Water area in September 1996. General and administrative expenses for the nine months ended September 30, 1997 increased significantly compared to the same period in 1996 primarily due to an increase in salaries and consulting fees.

                           PART II - OTHER INFORMATION



Items 1 thru 5 not applicable.

Item 6 - Exhibits and Reports on Form 8-K

     None.



                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          GREAT NORTHERN GAS COMPANY
                                          (Registrant)



Dated:  November 13, 1997              By:  /s/ Frank S. DiGrappa
        -----------------                   -----------------------------------
                                            Frank S. DiGrappa
                                            Chairman of the Board,
                                            and Treasurer



Dated:  November 13, 1997              By:  /s/ Thomas L. DiGrappa
        -----------------                   -----------------------------------
                                            Thomas L. DiGrappa
                                            President and Chief
                                            Operating Officer

Quinn & Associates, P.C.
--------------------------------------------------------------------------------
Certified Public Accountants and Consultants
                                                        1801 Broadway, Suite 800
                                                         Denver, Colorado  80202
                                                                  (303) 298-7262
                                                              Fax (303) 298-7503



Thomas DiGrappa, President
Great Northern Gas Company
621 17th Street, Suite 2150
Denver, CO  80293



We have compiled the accompanying balance sheets of Great Northern Gas Company as of September 30, 1997 and the related unaudited statements of earnings and cash flows for the nine months then ended in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

Quinn & Associates, P.C. is not independent of the Company.

A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the accompanying financial statements and, accordingly, we do not express an opinion or any other form of assurance on them.

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

 /s/ Quinn & Associates, P.C.
-----------------------------
Quinn & Associates, P.C.
November 10, 1997