Form 10KSB
period 1997-12-31
GREAT NORTHERN GAS CO
filed 1998-03-31
CIK 352684

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934 For
                     the Fiscal Year Ended December 31, 1997
                                       or
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         ------------------------------

                          Commission File Number 0-9675

                         ------------------------------

                           GREAT NORTHERN GAS COMPANY
               ---------------------------------------------------
             (Exact Name of Registrant As Specified in its Charter)

              COLORADO                                       38-1900351
      ----------------------                             -------------------
     (State of Incorporation)                             (I.R.S. Employer
                                                         Identification No.)

   621 Seventeenth Street, Suite 2150
         Denver, Colorado                                      80293
 --------------------------------------                      ---------
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

Aggregate market value of the voting stock held by non-affiliates of the Registrant on February 10, 1998 was approximately $576,506 based on the most recent price for which the stock was sold.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the last practicable date.


                                                        Outstanding
               Class                                  February 18, 1998
               -----                                  -----------------
     Common Stock, $.01 Par Value                      3,108,460 shares

                     NO DOCUMENTS INCORPORATED BY REFERENCE

================================================================================

Page 1 of 27 sequentially numbered pages.

                                     PART I

ITEM 1.   BUSINESS

General Development of Business
-------------------------------

Great Northern Gas Company, the Registrant (the "Company") was formed on September 15, 1989 as a Colorado corporation. The Company is an independent oil and gas company primarily engaged in onshore crude oil and natural gas exploration, development and production, in the continental United States. The Company's activities are focused on properties located in the Continental United States.

During 1996, the Company purchased for $850,000 proved producing reserves in Oklahoma. During 1997 the Company purchased for $575,000 proved producing reserves in California and $220,000 for proved producing reserves in Wyoming.

Financial Information About Industry Segments
---------------------------------------------

The Company is exclusively involved in the business of oil and gas exploration, development and production.

Narrative Description of Business
---------------------------------

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

As of February 10, 1998 the Company had three full-time employees and one full-time geologic consultant. Current Directors are Frank S. DiGrappa, Chairman of the Board, Executive Vice- President and Treasurer, Thomas L. DiGrappa, Chief Operating Officer and President and Michael J. DiGrappa. The Company engages the services of independent accountants, geologists, engineers and land consultants from time to time to assist in its operations.

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

---------------------------------

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

Gas contracts may be generally renewed monthly to allow for monthly price and volume adjustments. During the years ended December 31, 1997 and 1996 there were no long-term contracts and substantially all of the oil and gas revenues were from sales to four and two purchasers, respectively.

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

Financial Information About Foreign and Domestic Operations and Export Sales
----------------------------------------------------------------------------

The Company currently owns approximately 16% interest in American-Tuymen Exploration Company, which owns a 61% interest in a Russian Stock Company. The Russian Stock Company owns a producing license in Western Siberia currently making 650 barrels of oil per day. The Company has no basis recorded nor revenues recorded related to this investment.

ITEM 2.   PROPERTIES

Oil and Gas Properties
----------------------

All of the Company's oil and gas properties, reserves and activities are located onshore in the continental United States.

Acreage
-------

As of December 31, 1997 the Company held developed and undeveloped interests in oil and gas leases as follows:

                                               Acreage
                      ----------------------------------------------------------
                              Producing                    Non-producing
                      -------------------------       --------------------------
                      Gross(1)          Net(2)        Gross(1)        Net(3)

Colorado               4,080             1,130             --            --

Oklahoma                 960               480             --            --

Utah                   1,320             1,320             --            --

Wyoming                3,200             3,200          13,000         13,000


(1) The number of gross acres is the total number of acres in which working interests are owned.

(2) The number of net acres is the sum of the fractional working interests owned by the Company in the gross acreage.


Exploratory and Development Wells Drilled
-----------------------------------------

During the year ended December 31, 1997 the Company participated in the drilling of 1 well (.475 net), which was a producer. One dry hole was drilled on the Company's Elkol Prospect by Hallwood Resources. The Company did not have any cost on said well.

During the year ended December 31, 1996 the Company participated in the drilling of 3 wells (1 net), all of which were dry.

Reserve Information
-------------------

Information relating to the oil and gas properties of the Company, including unaudited reserve information, is set forth in Note 8 of the Notes to Financial Statements.


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


                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

(a)  Market Information

     (1)(I) Traded in the U.S.. During 1997, the Company's Common Stock was listed on the Pacific Stock Exchange under the symbol "GTG".

          (ii) Price Range of High and Low Bid Prices of Common Shares

                               1997                               1996
                      -----------------------           -----------------------
    Quarter            High            Low               High              Low

      1st             $1.50            $1.25            $1.00             $1.25
      2nd             $1.50            $1.25            $1.00             $1.00
      3rd             $1.62            $1.50            $1.12             $1.00
      4th             $1.62            $1.50            $1.38             $1.00

The foregoing prices represent interdealer quotations without retail mark-ups, mark-downs or commissions and do not necessarily represent actual transactions.

(b)  Holders

     At February 10, 1998 there were approximately 415 shareholders of record of the Company's Common Stock.

(c)  No Common Stock dividends have been declared or paid by the Company.

ITEM 6.   SELECTED FINANCIAL DATA

Set forth below is certain selected financial information for the Company. Such information is based upon, and should be read in conjunction with, the Financial Statements of the Company and the notes thereto included elsewhere in this report.


                                          1997            1996          1995           1994             1993
                                       ----------     -----------    -----------    ----------       ----------

Oil and gas sales                      $1,108,371       $ 740,889    $   304,876    $  420,189       $  598,649
Total revenues                          1,676,239         871,955        503,018     3,694,865          666,990
Total assets                            3,913,105       4,078,404      4,315,218     5,035,326        1,469,410
Net oil and gas
  properties                            1,831,582       2,123,732      1,498,753     1,275,234        1,226,320
Stockholders' equity                    3,361,448       3,718,121      4,064,573     4,502,032        1,320,598
Net earnings (loss)                       144,889         (21,581)        (9,972)    2,474,931          176,973
Basic earnings (loss) per share
  of Common Stock                             .04               *              *           .54              .04
Weighted average
  shares of Common Stock
  outstanding                           3,441,569       3,822,364      4,069,692     4,582,175        3,859,727

*less than $.01 per share

ITEM  7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
-------------------------------

At December 31, 1997 the Company had working capital of $1,692,612 compared to working capital of $1,729,455 at December 31, 1996. Net cash provided by operating activities was $290,454 for 1997 compared to net cash provided by operating activities of $212,924 for 1996. Such increase is primarily related to an increase in oil and gas sales.

Net cash provided by investing activities was $619,395 for 1997 compared to $339,767 for 1996. Such increase is primarily related to an increase in proceeds from the sale of property and equipment. Net cash used in financing activities increased to $501,562 for 1997 from $324,871 for 1996 due to an increase in cost of common shares repurchased by the Company.

Analysis of Results of Operations
---------------------------------

Oil and gas sales for the year ended December 31, 1997 have increased $367,482 compared to the same period of 1996. Such increase is primarily due to revenues from the purchase of White River Dome, Gasaway and Long Beach Unit properties and increased commodity prices. Lease operating expenses and production taxes have increased primarily due to the White River Dome and Gasaway properties purchased at the end of 1996 and expenditures made on the Haybarn properties purchased in 1997. General and administrative expenses have increased during 1997 primarily due to the addition of one full time employee, additional consulting expenses and salary increases.

ITEM  7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS - (Continued)

Analysis of Results of Operations-(CONTINUED)
---------------------------------------------

During 1997 the Company sold its properties at South Douglas Creek for $700,000 and its White River Dome and Gasaway properties for $728,000. Because such sales represented approximately 50% of the Company's reserves at the time, a gain of $351,760 was recorded.

Haybarn Field was acquired in June of 1997 for $220,000. The Long Beach Unit was acquired in 1997 for $575,000.

Average Sales Price, Production Cost and Depletion Expense
----------------------------------------------------------

The following is the Company's average sales price, average production cost and average depletion expense per thousand cubic feet (MCF) of natural gas produced for the years ended December 31:
                                             1997                   1996
                                           --------               --------

Average sales price                         $  2.33               $   1.48
                                            =======               ========

Average production cost                     $  1.00               $    .65
                                            =======               ========

Average depletion expense                   $   .58               $    .44
                                            =======               ========


Impact of Inflation and Changing Prices
---------------------------------------

During the two years ended December 31, 1997 and 1996, inflation has not had a significant impact on the Company's financial condition. Fluctuating prices for natural gas over the past several years and the current oversupply of natural gas have affected the Company's recent revenues. The costs of acquiring leases and drilling wells have fluctuated with prices.

ITEM  8.   FINANCIAL STATEMENTS


                           GREAT NORTHERN GAS COMPANY
                          INDEX TO FINANCIAL STATEMENTS






                                                                        PAGE


         Report of Independent Public Accountants                         9

         Balance Sheet as of December 31, 1997                           10

         Statements of Earnings for the Years Ended
         December 31, 1997 and 1996                                      11

         Statements of Stockholders' Equity for the
         Years Ended December 31, 1997 and 1996                          12

         Statements of Cash Flows for the Years Ended
         December 31, 1997 and 1996                                      13

         Notes to Financial Statements for the Years
         Ended December 31, 1997 and 1996                                14

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Great Northern Gas Company:

We have audited the accompanying balance sheet of GREAT NORTHERN GAS COMPANY (a Colorado corporation) as of December 31, 1997 and the related statements of earnings, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Great Northern Gas Company as of December 31, 1997, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



ARTHUR ANDERSEN LLP


Denver, Colorado
February 20, 1998

                           GREAT NORTHERN GAS COMPANY
                                  BALANCE SHEET
                             AS OF DECEMBER 31, 1997

                                     ASSETS
                                     ------

CURRENT ASSETS:
  Cash and cash equivalents                                        $  1,812,386
  Accounts receivable:
    Oil and gas sales                                                    90,902
    Joint interest billings                                             139,201
  Other                                                                   9,619
                                                                   ------------
         Total current assets                                         2,052,108
                                                                   ------------

PROPERTY AND EQUIPMENT, at cost:
  Oil and gas properties, accounted for using
    the full cost method                                              2,682,627
  Furniture, fixtures and automobile                                     60,105
                                                                   ------------
                                                                      2,742,732
  Less accumulated depreciation, depletion
    and amortization                                                    881,735
                                                                   ------------
         Net property and equipment                                   1,860,997
                                                                   ------------
                                                                   $  3,913,105
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
  Accounts payable:
    Trade                                                          $     24,404
    Oil and gas sales                                                   229,707
    Income taxes                                                         17,286
    Other                                                                88,099
                                                                   ------------
         Total current liabilities                                      359,496
                                                                   ------------

DEFERRED INCOME TAXES                                                   192,161
                                                                   ------------

STOCKHOLDERS' EQUITY:
  Common Stock, $.01 par value; authorized
    50,000,000 shares, issued 3,297,343                                  32,975
  Additional paid-in capital                                         39,004,013
  Accumulated deficit                                               (35,675,540)
                                                                   ------------
         Total stockholders' equity                                   3,361,448
                                                                   ------------
                                                                   $  3,913,105
                                                                   ============


                 The accompanying notes to financial statements
                   are an integral part of this balance sheet.

                           GREAT NORTHERN GAS COMPANY
                             STATEMENTS OF EARNINGS
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996




                                                      1997            1996
                                                  -----------      -----------

REVENUES:
  Oil and gas sales                               $ 1,108,371      $   740,889
  Gain on sale of properties and equipment            351,760             --
  Interest and other income                           216,108          131,066
                                                  -----------      -----------
                                                    1,676,239          871,955
                                                  -----------      -----------

COSTS AND EXPENSES:
  Lease operating                                     391,718          279,231
  Production taxes                                     84,075           46,544
  Depreciation, depletion and
    amortization                                      274,675          230,338
  General and administrative                          737,528          353,355
                                                  -----------      -----------
                                                    1,487,996          909,468
                                                  -----------      -----------

EARNINGS (LOSS) BEFORE INCOME TAXES                   188,243          (37,513)
                                                  -----------      -----------


PROVISION FOR INCOME TAX EXPENSE (BENEFIT):
  Current                                              23,360           (6,074)
  Deferred                                             19,994           (9,858)
                                                  -----------      -----------
                                                       43,354          (15,932)
                                                  -----------      -----------

NET  EARNINGS (LOSS)                              $   144,889      $   (21,581)
                                                  ===========      ===========

BASIC EARNINGS (LOSS) PER SHARE OF
  COMMON STOCK                                            .04      $         *
                                                  ===========      ===========

WEIGHTED AVERAGE SHARES OF
  COMMON STOCK OUTSTANDING                          3,441,569        3,822,364
                                                  ===========      ===========

* Less than $.01 per share







                 The accompanying notes to financial statements
                    are an integral part of these statements.


                                            GREAT NORTHERN GAS COMPANY
                                        STATEMENTS OF STOCKHOLDERS' EQUITY
                                  FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996


                                                                                Additional
                                            Common Stock                         Paid-In              Accumulated
                                     Shares                Amount                Capital                Deficit
                                 ------------           ------------           ------------           ------------
BALANCE AT
  DECEMBER 31, 1995                 3,913,725           $     39,137           $ 39,824,284           $(35,798,848)

  Shares acquired
   for retirement                    (310,412                 (3,104)              (321,767)                  --
  Net loss                               --                     --                     --                  (21,581)
                                 ------------           ------------           ------------           ------------

BALANCE AT
  DECEMBER 31, 1996                 3,603,313                 36,033             39,502,517            (35,820,429)

  Shares acquired
   for retirement                    (305,970)                (3,058)              (498,504)                  --
  Net earnings                           --                     --                     --                  144,889
                                 ------------           ------------           ------------           ------------

BALANCE AT
  DECEMBER 31, 1997                 3,297,343           $     32,975           $ 39,004,013           $(35,675,540)
                                 ============           ============           ============           ============




















                                  The accompanying notes to financial  statements
                                     are an integral part of these statements.


                                                        12


                                       GREAT NORTHERN GAS COMPANY
                                        STATEMENTS OF CASH FLOWS
                             FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996


                                                                     1997                       1996
                                                                  -----------               ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss)                                             $   144,889               $   (21,581)
  Adjustments to reconcile net earnings (loss)
      to net cash provided by operating activities:
         Gain on sale of property and equipment                      (351,760)                     --
         Depreciation, depletion and amortization                     274,675                   230,338
         Deferred income tax expense (benefit)                         19,994                    (9,858)
         Decrease (increase) in accounts receivable                    31,276                  (105,471)
         Increase in current liabilities                              171,380                   119,496
                                                                  -----------               -----------
   Net cash provided by operating activities                          290,454                   212,924
                                                                  -----------               -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of property and equipment                      1,543,015                   112,326
  Additions to property and equipment                              (1,166,094)                 (989,508)
  Purchases of short term investments                                    --                    (242,474)
  Proceeds from sale of short term investments                        242,474                 1,459,423
                                                                  -----------               -----------
  Net cash provided by investing activities                           619,395                   339,767
                                                                  -----------               -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repurchase of Common Stock                                         (501,562)                 (324,871)
                                                                  -----------               -----------
  Net cash used in financing activities                              (501,562)                 (324,871)
                                                                  -----------               -----------

INCREASE IN CASH AND CASH EQUIVALENTS                                 408,287                   227,820

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF YEAR                                              1,404,099                 1,176,279
                                                                  -----------               -----------

CASH AND CASH EQUIVALENTS
  AT END OF YEAR                                                  $ 1,812,386               $ 1,404,099
                                                                  ===========               ===========








                                  The accompanying notes to financial  statements
                                     are an integral part of these statements.

                                                        13

                           GREAT NORTHERN GAS COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
---------------------

Great Northern Gas Company, (the "Company") was reincorporated on September 15, 1989 as a Colorado corporation. The Company is an independent oil and gas company engaged in onshore crude oil and natural gas exploration, development and production in the continental United States.

Statements of Cash Flows
------------------------

Cash in excess of daily requirements is invested in money market accounts and commercial paper. Such investments with maturities of three months or less are deemed to be cash equivalents for purposes of the statements of cash flows. The carrying amount of cash equivalents and short term investments approximates fair value because of the short maturity of those instruments. No cash was paid for interest during 1997 and 1996.

Use of Estimates
----------------

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

Fair Value of Financial Instruments
-----------------------------------

The carrying amounts of the Company's financial instruments, namely cash and cash equivalents and short term investments held to maturity, approximate their fair values because of the short maturity of these instruments.

Property and Equipment
----------------------

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

Depreciation, Depletion and Amortization
----------------------------------------

Depreciation, depletion and amortization of oil and gas properties is computed on a units-of- production method based on proved oil and gas reserves. The provision for depreciation, depletion and amortization is calculated by applying the rate to net capitalized property costs plus estimated future development costs. The Company uses the straight-line method of depreciation for assets other than oil and gas properties.

Income Taxes
------------

The Company accounts for taxes pursuant to Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the measurement of deferred income tax assets for deductible temporary differences and operating loss carry forwards and deferred tax liabilities for taxable temporary differences. Measurement of current and deferred income tax liabilities and assets is based on provisions of enacted tax law; the effects of futures changes in tax laws or rates are not anticipated. Deferred tax assets primarily result from net operating loss carry forwards and from the recognition of depreciation, depletion and amortization in different periods for financial reporting and tax purposes.

Earnings Per Share
------------------

Effective December 15, 1997, the company has adopted the provisions of Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share". SFAS 128 requires entities to present both Basic Earnings Per Share ("EPS") and Diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Earnings per share amounts for 1996 have been restated to reflect the adoption of SFAS 128. Potential dilution of securities exercisable into common stock were computed using the treasury stock method based on the average fair market value of the stock.


                                     GREAT NORTHERN GAS COMPANY
                              NOTES TO FINANCIAL STATEMENTS - (Continued)

                                                                Years ended December 31,
                                                       1997                               1996
                                                     --------                          ---------

                                         Earnings     Shares      Per Share     Loss     Shares      Per Share
                                         --------     ------      ---------     ----     ------      ---------
                                                      (in thousands, except purchase amounts)

Basic EPS                                  $  145      3,442         $  .04    $ (22)     3,822      $      --
Effect of diluted securities:
  Stock options outstanding                    --        428             --       --         --             --
                                           ------     ------         ------    -----     ------      ---------
Diluted EPS                                $  145      3,870         $  .04    $ (22)     3,822      $      --
                                           ======     ======         ======    =====     ======      =========

Assumed conversions were not included in the calculation for diluted EPS in 1996 as they would have been antidilutive.

2.  SALE OF OIL AND PROPERTIES

During 1997 the Company sold its properties at South Douglas Creek for $700,000 and its White River Dome and Gasaway properties for $728,000. Because such sales represented approximately 50% of the Company's reserves at the time of sale, a gain of $351,760 was recorded. The proceeds from the South Douglas Creek sale were placed in a tax free exchange account and subsequently used to purchase the Long Beach Unit in California.


3.  OIL AND GAS OPERATIONS

Capitalized   costs  and  related   accumulated   depreciation,   depletion  and
amortization pertaining to oil and gas properties at December 31, 1997 are set forth below:

    Capitalized costs:
      Evaluated                                   $ 2,606,585
      Unevaluated                                      76,042
    Less accumulated depreciation,
      depletion and amortization                     (851,045)
                                                 ------------
    Net capitalized costs                         $ 1,831,582
                                                  ===========

Costs incurred in oil and gas operations are as follows for the years ended December 31:

                                                      1997            1996
                                                   ----------       ----------
    Oil and gas property acquisitions:
       Proved                                      $  864,384       $  851,213
       Unproved                                        73,435           15,624
    Exploration                                        62,156           42,857
    Development                                       166,119           48,187
                                                   ----------       ----------
                                                   $1,166,094       $  957,881
                                                   ==========       ==========
         Average depletion expense per
           MCF of natural gas produced             $      .58       $      .44
                                                   ==========       ==========

                           GREAT NORTHERN GAS COMPANY
                   NOTES TO FINANCIAL STATEMENTS - (Continued)

3.  OIL AND GAS OPERATIONS - (Continued)

The Company received 10 percent or more of its oil and gas revenues from the following customers for the years indicated.

                   Customer                   1997             1996
                   --------                   ----             ----

                      A                        10%              24%
                      B                        29%              --%
                      C                        20%              48%
                      D                        19%              --%


4.  COMMON STOCK-SALES, RETIREMENTS AND STOCK OPTIONS

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

During 1997 and 1996 the Company repurchased 305,970 and 310,412 shares of Common Stock, respectively, which were retired.

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

                           GREAT NORTHERN GAS COMPANY
                   NOTES TO FINANCIAL STATEMENTS - (Continued)

4.  COMMON STOCK-SALES, RETIREMENTS AND STOCK OPTIONS - (Continued)

At December 31, 1989, options on 275,000 shares of Common Stock had been granted at a price of $.10 per share. During 1990, 50,000 of said options were exercised and an additional 225,000 options were granted to the Company's President and Vice President at a price of $.50 per share, which was the estimated market value at the date of grant. Said options can be exercised at any time over a ten year period ending April 5, 1998. No options were exercised for the years ended December 31, 1997 and 1996.

On July 11, 1994, the Company's shareholders approved a nonqualified stock option plan for key officers, employees and directors covering 500,000 shares of the Company's Common Stock. Options granted under the nonqualified plan to any one participant shall not exceed 200,000 shares. On October 4, 1994, 170,000 options were granted under this plan. Said options are exercisable at $1.00 per share, not less than six months nor more than ten years from the date of the grant. Options granted during 1994 were for restricted shares, which must be held for a minimum of two years. No options were granted or exercised in 1997 or 1996.


5.  OVERRIDING ROYALTY PLAN

On September 15, 1989 the Company's shareholders approved an overriding royalty plan whereby the Company's President can assign overriding royalty interests from the Company's prospects to an overriding royalty plan for the benefit of qualified employees. Distributions from the plan are determined on a year-to-year basis and made only to current employees. During 1997 and 1996, $77,200 and $65,795 was paid to plan participants.


6.  INCOME TAXES

The Company's  provision for income taxes at December 31, 1997 and 1996 includes
deferred   tax  expense   (benefit)  of   approximately   $19,994  and  ($9,858)
respectively.

The difference between the provision for income taxes and the amount which would be determined by applying the statutory federal income tax rate to earnings before income taxes is analyzed below for the years ended December 31:

                                                        1997            1996
                                                     -----------    ----------
         Tax expense (benefit) by
           applying the statutory federal
           income tax rate to pretax
           accounting income                          $   65,885    $  (13,130)
         Increase (decrease) in tax from:
           State taxes                                     5,647        (1,125)
           Other                                         (28,178)       (1,677)
                                                      ----------    ----------

                                                      $   43,354    $  (15,932)
                                                      ==========    ==========

                           GREAT NORTHERN GAS COMPANY
                   NOTES TO FINANCIAL STATEMENTS - (Continued)

6.  INCOME TAXES - (Continued)

The Company's net deferred tax liability at December 31, 1997 and 1996 primarily relates to book basis being in excess of tax basis. Long-term deferred assets and liabilities are comprised of the following at December 31:

                                                     1997             1996
                                                  ----------       ----------

    Book basis in excess of tax basis             $ (267,797)      $ (286,435)
    Loss carry forwards                               59,486            98,118
    Other                                             16,150            16,150
                                                  ----------        ----------
         Net deferred tax liability               $ (192,161)      $ (172,167)
                                                  ==========        ==========


The Company has approximately $16,000,000 of net operating loss carry forwards generated prior to December 31, 1987, that will fully expire in 2002. As the Company may only use approximately $26,000 annually due to an equity change that occurred in December, 1987, the carry forward tax asset above does not include any amounts in excess of this limitation.

7.  COMMITMENTS AND CONTINGENCIES

General and administrative expenses include rent expense for office facilities and equipment of $24,291 and $25,433 for the years ended 1997 and 1996, respectively.

The Company entered into an office lease during 1994 which expires in August 1999. Future minimum annual payments remaining are as follows:

       Year ending December 31-

                          1998                  $ 20,664
                          1999                    13,776
                                                --------
                                                $ 34,440
                                                ========

                           GREAT NORTHERN GAS COMPANY
                   NOTES TO FINANCIAL STATEMENTS - (Continued)

8.  SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES
     (UNAUDITED)

Estimated Quantities of Natural Gas Reserves
--------------------------------------------

All of the Company's natural gas reserves are located in the United States. The Company's oil reserves at December 31, 1997 and 1996 are included herein assuming one barrel of oil equals six mcf of gas. The following reserve related information is based on estimates prepared by independent petroleum engineers. Reserve estimates are inherently imprecise and are continually subject to revisions based on production history, results of additional exploration and development, prices of oil and gas and other factors.

                                                    1997                1996
                                                 -----------         ----------
Proved natural gas reserves (MCF):
  Beginning of year                                5,817,136         11,251,619
  Revisions of previous estimates                   (460,735)        (5,817,863)
  Purchases of reserves in place                   4,655,656            883,321
  Sale of reserves in place                       (2,872,493)                --
  Production                                        (476,108)          (499,941)
                                                 -----------         ----------
  End of year                                      6,663,456          5,817,136
                                                 ===========         ==========

Proved developed natural gas reserves (MCF):
  Beginning of year                                2,163,000          2,631,933
                                                  ==========         ==========
  End of year                                      1,029,799          2,163,000
                                                  ==========         ==========



The Company believes that current working capital combined with standard industry joint ventures and future cash flows from operations, should be adequate to finance the drilling of the offset locations.

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Natural Gas Reserves
--------------------------------------------------------------------------------

The following is the standardized measure of discounted future net cash flows and changes therein relating to proved natural gas reserves. Future net cash flows were computed using year-end prices and costs that relate to existing proved natural gas reserves in which the Company has mineral interests.

                           GREAT NORTHERN GAS COMPANY
                   NOTES TO FINANCIAL STATEMENTS - (Continued)

8.  SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES
     (UNAUDITED)

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Natural Gas Reserves - (Continued)

                                                 1997                1996
                                              -----------         -----------
Future cash inflows                           $11,760,000         $17,049,000
Future production and development costs        (6,316,000)         (4,601,000)
Future income tax expense                        (577,000)         (2,763,000)
                                              -----------         -----------
Future net cash flows                           4,867,000           9,685,000
10% annual discount for estimated
  timing of cash flows                         (1,988,000)         (3,764,000)
                                              -----------         -----------
Standardized measure of discounted
  future net cash flows                       $ 2,879,000         $ 5,921,000
                                              ===========         ===========


The following are the principal sources of change in the standardized measure of discounted future net cash flows for the years ended December 31:

                                                 1997                 1996
                                             -------------        ------------
Changes:
  Sales of natural gas produced,
   net of production costs                   $    (633,000)       $   (415,000)
  Accretion of discount                            592,000             231,000
  Net changes in prices and
    production costs                            (3,318,000)          5,089,000
  Change in future development
    costs including costs incurred
    during the year                                 78,000             (85,000)
  Revisions of previous quantity
    estimates                                    (780,000)          (2,277,000)
  Purchases of reserves in place                 1,178,000           1,400,000
  Sales of reserves in place                    (3,076,000)                 --
  Net change in income taxes                     1,293,000          (1,007,000)
  Other                                          1,624,000             676,000
                                                ----------        ------------
    Net changes                                 (3,042,000)          3,612,000
Balance at beginning of year                     5,921,000           2,309,000
                                                ----------          ----------
Balance at end of year                         $ 2,879,000         $ 5,921,000
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

None

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The  following  information  is submitted  with respect to the  directors of the
Company:


                                    Director       Position Currently
  Name                     Age       Since         Held With the Company
  ----                     ---       -----         ---------------------

  Frank S. DiGrappa         72        1/1/88       Chairman of the Board,
                                                   Vice-President and Treasurer

  Thomas L. DiGrappa        44        1/1/88       Chief Operating Officer and
                                                   President

  Michael J. DiGrappa       45       9/15/89       Director



During the year ended December 31, 1997, the Company's Board of Directors held two meetings. All persons who were directors during 1997 attended all of the meetings held while they were directors.

The Company currently has no standing audit, nominating or compensation committees of its Board of Directors.

Business Experience of Directors

Frank S. DiGrappa, 72, is Chairman of the Board, Chief Executive Officer, Treasurer and Director of the Company. He has been involved in the oil and gas business for 44 years. Mr. DiGrappa graduated from the University of Oklahoma College of Law with a Bachelor of Law Degree in 1951. Upon graduation, he joined Ashland Oil, Inc. in Ashland, Kentucky. He worked for Ashland for seven years in various areas and capacities and was manager of the firm's Billings, Montana District Office when he resigned to become manager of lands for the Anschutz Drilling Co., Inc. in Denver, Colorado. After two years, he resigned to become an independent landman and oil operator. In 1971, Mr. DiGrappa co-founded Teton Energy Co. Inc., a private oil and gas exploration and production firm based in Denver.

Until its sale to Petrotech in 1984, Mr. DiGrappa was instrumental in developing Teton Energy into a company whose assets included 150 oil and gas wells and more than 800,000 acres of oil and gas leases, located primarily in the Piceance Creek Basin in western Colorado. Following the sale of Teton, Mr. DiGrappa founded St.. Francis Resources, Inc., a private Denver firm, and is its president and owner.

Thomas L. DiGrappa, 44, is Chief Operating Officer, President, and Director of the Company. He is the son of Frank DiGrappa. Tom DiGrappa graduated from the University of Colorado School of Business with a degree in Minerals Land Management in December, 1976. In February, 1977, he joined Continental Minerals, Inc., a subsidiary of Continental Oil Company, in Spokane, Washington, as a landman in uranium exploration. He resigned his position with Continental Minerals in February, 1979, to join Intercontinental Energy Corp., a Denver-based independent oil, gas, uranium and geothermal company. He was with Intercontinental Energy until November, 1980, when he joined Teton Energy. During the past year and a half he has served as president of the Company. Prior to 1994, he served as Vice President of the Company.

Michael J. DiGrappa, 45, is a Director of the Company. He is the son of Frank DiGrappa. Michael DiGrappa graduated from the University of Northern Colorado School of Business with a degree in Business Administration and Marketing in June, 1976. He was sales representative for Chemical Sales Co., Denver, until 1978 when he joined Air Products & Chemical, Inc. He was an area representative for Air Products & Chemical, Inc. in Denver, Calgary and Oklahoma City between 1978 and 1982, when he was named sales manager at the Tubular Division of Continental Emsco in Oklahoma City. He returned to Denver in 1984 and was the accounts manager at Frontier Oil and Refining Co. until 1988. He is presently an area representative of Martin Oil Company in Denver.

ITEM 11.  EXECUTIVE COMPENSATION

Executive Officers
------------------

The Executive Officers of the Company are Frank S. DiGrappa, Chairman of the Board, Executive Vice- President and Treasurer, and Thomas L. DiGrappa, Chief Operating Officer and President. Information concerning both individuals' principal occupation or employment during the past six years is set forth above under BUSINESS EXPERIENCE OF DIRECTORS.

Direct compensation paid to or allowed by the Company's executives during the year was $100,000 salary, $110,000 bonus for Frank S. DiGrappa and $120,408 salary, $110,000 bonus for Thomas L. DiGrappa.


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

     Name/Address of                      Number of Shares
     Beneficial Owner                    Beneficially Owned    Percent of Class
     ----------------                    ------------------    ----------------

     St.. Francis Resources, Inc.
     621 Seventeenth Street
     Suite 2150
     Denver, CO 80293                        2,415,255              66.3%

     Frank S. DiGrappa
     621 Seventeenth Street
     Suite 2150
     Denver, CO 80293                          332,000  (1)          9.1%

     Thomas L. DiGrappa
     621 Seventeenth Street
     Suite 2150
     Denver, CO 80293                          425,000  (2)         11.7%

     Michael J. DiGrappa
     621 Seventeenth Street
     Suite 2150
     Denver, CO 80293                           10,000  (3)         0.3%

     All Officers and
     Directors as a Group                    3,182,255   (4)       87.3%

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT - (Continued)



     1. Includes 150,000 shares of Common Stock which may be acquired pursuant to the exercise of stock options.

     2. Includes 425,000 shares of Common Stock which may be acquired pursuant to the exercise of stock options.

     3. Includes 10,000 shares of Common Stock which may be acquired pursuant to the exercise of stock options.

     4. Includes 2,415,255 shares held by St.. Francis Resources, Inc., a corporation controlled by the DiGrappa family.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There are no related party transactions.

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


                                                Great Northern Gas Company



Date:  March 31, 1998                           By: /s/  FRANK S. DI GRAPPA
                                                    ----------------------------
                                                Frank S. DiGrappa
                                                Chairman of the Board, Chief
                                                Executive Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in capacities and on the dates indicated.


     Signature                       Title                          Date
     ---------                       -----                          ----


/S/  Thomas L. DiGrappa        President, Chief Operating        March 31, 1998
-----------------------        Officer and Director
Thomas L. DiGrappa



/S/  Frank S. DiGrappa         Chief Executive Officer,          March 31, 1998
----------------------         Executive Vice-President,
Frank S. DiGrappa              Treasurer and Director



/S/  Michael J. DiGrappa       Director                          March 31, 1998
------------------------
Michael J. DiGrappa