Form 10QSB
period 1998-03-31
GREAT NORTHERN GAS CO
filed 1998-05-15
CIK 352684

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     of the Securities Exchange Act of 1934

For the Quarterly Period Ended:
         March 31, 1998                          Commission File No. 0-9675


                           GREAT NORTHERN GAS COMPANY
                           --------------------------
             (Exact name of registrant as specified in its charter)


           Colorado                                       38-1900351
           --------                                       ----------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

                             621 Seventeenth Street
                                   Suite 2150
                             Denver, Colorado 80293
                --------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

                           Yes   X               No
                               -----                 -----


Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of the latest practicable date:

                                        Shares                 As of Close of
 Title of Class                       Outstanding              Business on
---------------                       -----------              --------------
Common Stock,
$.01 Par Value                         3,115,984                May 8, 1998


                                        Page 1 of 9 sequentially numbered pages.

                           GREAT NORTHERN GAS COMPANY




                                      INDEX




PART I.                    FINANCIAL INFORMATION                   Page No. (s)
                                                                   ------------

         Balance Sheets as of March 31, 1998
         and December 31, 1997 (Unaudited)                            3-4

         Statements of Operations for the Three
         Months Ended March 31, 1998 and 1997 (Unaudited)              5

         Statements of Cash Flows for the Three Months
         Ended March 31, 1998 and 1997 (Unaudited)                     6

         Notes to Unaudited Financial Statements for the
         Three Months Ended March 31, 1998 and 1997                    7

         Management's Discussion and Analysis of
         Financial Condition and Results of Operations                 8


PART II.     OTHER INFORMATION                                         9

             SIGNATURES                                                9

                           GREAT NORTHERN GAS COMPANY
                                 BALANCE SHEETS
                      MARCH 31, 1998 AND DECEMBER 31, 1997
                                   (UNAUDITED)



                                     ASSETS
                                     ------


                                                        March 31    December 31,
                                                          1998          1997
                                                       ----------   ------------
CURRENT ASSETS:
    Cash and cash equivalents                          $1,255,894     $1,812,386
    Accounts receivable:
         Oil and gas sales                                 52,880         90,902
         Joint interest billings                          129,516        139,201
    Short term investments                              1,136,046           --
    Other                                                   9,619          9,619
                                                       ----------     ----------
                Total current assets                    2,583,955      2,052,108
                                                       ----------     ----------


PROPERTY AND EQUIPMENT, at cost:
    Oil and gas properties, accounted for
         using the full cost method                     1,782,361      2,682,627
    Furniture, fixtures and automobile                     60,105         60,105
                                                       ----------     ----------
                                                        1,842,466      2,742,732
    Less accumulated depreciation, depletion
         and amortization                                 941,848        881,735
                                                       ----------     ----------
            Net property and equipment                    900,618      1,860,997
                                                       ----------     ----------

                                                       $3,484,573     $3,913,105
                                                       ==========     ==========







         The accompanying notes to unaudited financial statements are an integral part of these statements.

                           GREAT NORTHERN GAS COMPANY
                           BALANCE SHEETS - CONTINUED
                      MARCH 31, 1998 AND DECEMBER 31, 1997
                                   (UNAUDITED)



                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------


                                                    March 31,       December 31,
                                                      1998              1997
                                                  -----------      -------------
CURRENT LIABILITIES:
    Accounts payable:
         Trade                                    $     21,561     $     24,404
         Oil and gas sales                             172,339          229,707
    Income taxes                                         1,286           17,286
         Other                                          73,906           88,099
                                                  ------------     ------------
                Total current liabilities              269,092          359,496
                                                  ------------     ------------

DEFERRED INCOME TAXES                                  172,525          192,161
                                                  ------------     ------------

STOCKHOLDERS' EQUITY:
    Common Stock, $.01 par value;
      authorized 50,000,000 shares,
      issued 3,115,984 shares at
      March 31, 1998 and 3,297,343
      shares at December 31, 1997                       31,160           32,975
    Additional paid-in-capital                      38,719,373       39,004,013
    Accumulated deficit                            (35,707,577)     (35,675,540)
                                                  ------------     ------------

            Total stockholders' equity               3,042,956        3,361,448
                                                  ------------     ------------

                                                  $  3,484,573     $  3,913,105
                                                  ============     ============





         The accompanying notes to unaudited financial statements are an integral part of these statements.

                           GREAT NORTHERN GAS COMPANY
                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)



                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                        1998            1997
                                                    -----------     -----------
REVENUES:
    Oil and gas sales                               $   171,102     $   337,899
    Interest and other income                            27,059          60,959
                                                    -----------     -----------
                                                        198,161         398,858
                                                    -----------     -----------


EXPENSES:
    Lease operating                                      63,399          38,905
    Production taxes                                     13,370          22,044
    Depreciation, depletion and amortization             60,113          78,935
    General and administrative                          112,952         191,397
                                                    -----------     -----------
                                                        249,834         331,281
                                                    -----------     -----------

LOSS FROM SALE OF PROPERTIES                               --          (378,037)
                                                    -----------     -----------

LOSS BEFORE INCOME TAXES                                (51,673)       (310,460)

INCOME TAX BENEFIT                                       19,636         117,975
                                                    -----------     -----------

NET LOSS                                            $   (32,037)    $ (192,485 )
                                                    ===========     ===========

EARNINGS (LOSS) PER COMMON SHARE                    $      (.01)    $      (.05)
                                                    ===========     ===========

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING                                          3,161,401       3,554,016
                                                    ===========     ===========





         The accompanying notes to unaudited financial statements are an integral part of these statements.


                                GREAT NORTHERN GAS COMPANY
                                 STATEMENTS OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                        (UNAUDITED)

                                                                              Three Months Ended March 31,
                                                                           ---------------------------------
                                                                               1998                   1997
                                                                           -----------            ----------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
    Net earnings (loss)                                                    $   (32,037)           $  (192,485)
    Adjustments to reconcile net earnings to net cash
     provided by (used in) operating activities:
         Depreciation, depletion and amortization                               60,113                 78,935
         Loss on sale of properties                                               --                  378,037
         Decrease in accounts receivable                                        47,707                 94,445
         Increase in other current assets                                         --                   (5,584)
         (Decrease) Increase in current liabilities                            (90,404)                56,367
         Deferred income tax benefit                                           (19,636)              (117,975)
                                                                           -----------            -----------
            Net cash provided by (used in) operating activities                (34,257)               291,740
                                                                           -----------            -----------

CASH FLOWS FROM INVESTING
 ACTIVITIES:
    Proceeds from sale of oil and gas properties                             1,136,046                672,805
    Additions to property and equipment                                       (235,780)               (95,981)
    Purchase of short-term investments                                      (1,136,046)              (495,099)
                                                                           -----------            -----------
            Net cash provided by (used in) investing activities               (235,780)                81,725
                                                                           -----------            -----------

CASH FLOWS FROM FINANCING
 ACTIVITIES
    Repurchase of Common Stock                                                (286,455)              (155,153)
                                                                           -----------            -----------
         Net cash provided by (used in) financing activities                  (286,455)              (155,153)
                                                                           -----------            -----------

INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                                             (556,492)               218,312

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                                         1,812,386              1,404,099
                                                                           -----------            -----------

CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                                                             $ 1,255,894            $ 1,622,411
                                                                           ===========            ===========



                         The accompanying notes to unaudited financial statements are an integral part of these statements.

                                                      Page 6

                           GREAT NORTHERN GAS COMPANY
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997


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

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these financial statements be read in conjunction with the December 31, 1997 financial statements and the notes thereto as reported on the Company's Annual Report on Form 10-KSB.

     Results of operations for the three month period ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.


Note 2 - Income Taxes
---------------------

     The Company's net deferred tax liability at March 31, 1998 and December 31, 1997 primarily relates to book basis being in excess of tax basis partially offset by loss carryforwards.

Note 3 - Sale of Properties
---------------------------

     On March 13, 1998 , the Company closed on the sale of its interest in all the Haybarn properties in Freemont County, Wyoming. These properties were acquired in June of 1997. These properties were sold for $1,136,046. The proceeds have been recorded as a reduction of the full cost pool.

Note 4 - Repurchase of Common Stock
-----------------------------------

     During the first quarter of 1998 the Company repurchased 181,539 shares of the Company's Common Stock. The shares were retired.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Liquidity and Capital Resources
-------------------------------

     At March 31, 1998 the Company had working capital of $2,314,863 compared to working capital of $1,692,612 at December 31, 1997. The increase in working capital is primarily related to the proceeds from the sale of the Haybarn properties. To minimize the taxes on such transactions, the Company intends to reinvest the proceeds under the provisions of Internal Revenue Code Section 1031.

     Net cash used in operating activities was $34,257 for the first three months of 1998 compared to net cash provided by operating activities of $291,740 for the comparable period of 1997. Such change is promarily due to the reduction in oil and gas revenues as stated below.

Analysis of Results of Operations
---------------------------------

     The $171,102 in oil and gas sales for the first three months of 1998 is $166,797 less than for the same period in 1997 primarily due to the sale of South Douglas Creek, White River Dome and Gasaway properties in 1997. Other income has decreased due to the well operation income that was generated by Gasaway and White River Dome Properties. Lease operating expenses are greater than 1997 mainly due to the Haybarn purchase in June of 1997. General and administrative expenses for the three months ended March 31, 1998 decreased compared to the same period in 1997 mainly due to bonuses paid in 1997.

                           PART II - OTHER INFORMATION



Items 1 thru 5 not applicable.

Item 6 - Exhibits and Reports on Form 8-K None.



                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         GREAT NORTHERN GAS COMPANY
                                               (Registrant)



Dated:   May 15, 1998                     By:  /s/  Frank S. DiGrappa
        --------------                         ---------------------------------
                                                    Frank S. DiGrappa
                                                    Chairman of the Board,
                                                    and Treasurer



Dated:   May 15, 1998                     By:  /s/  Thomas L. DiGrappa
        --------------                         ---------------------------------
                                                    Thomas L. DiGrappa
                                                    President and Chief
                                                    Operating Officer