Form 10QSB
period 1998-06-30
GREAT NORTHERN GAS CO
filed 1998-08-13
CIK 352684

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     of the Securities Exchange Act of 1934

For the Quarterly Period Ended:
        June 30, 1998                            Commission File No. 0-9675


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

                            Yes   X               No
                                -----               -----

Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of the latest practicable date:

                                  Shares                      As of Close of
 Title of Class                Outstanding                      Business on
 --------------                -----------                      -----------

Common Stock,
$.01 Par Value                   3,115,484                    August 10, 1998



                    Page 1 of 10 sequentially numbered pages.

                           GREAT NORTHERN GAS COMPANY




                                      INDEX




PART I.                    FINANCIAL INFORMATION                    Page No. (s)


         Balance Sheets as of June 30, 1998
         and December 31, 1997 (Unaudited)                              3-4

         Statements of Operations for the Three
         Months Ended June 30, 1998 and 1997 (Unaudited)                  5

         Statements of Operations for the Six Months
         Ended June 30, 1998 and 1997 (Unaudited)                         6

         Statements of Cash Flows for the Six Months
         Ended June 30, 1998 and 1997 (Unaudited)                         7

         Notes to Unaudited Financial Statements for the
         Six Months Ended June 30, 1998 and 1997                          8

         Management's Discussion and Analysis of
         Financial Condition and Results of Operations                    9


PART II.     OTHER INFORMATION                                           10

             SIGNATURES                                                  10

                           GREAT NORTHERN GAS COMPANY
                                 BALANCE SHEETS
                       JUNE 30, 1998 AND DECEMBER 31, 1997
                                   (UNAUDITED)



                                     ASSETS
                                     ------


                                                        June 30,    December 31,
                                                         1998           1997
                                                       ----------   ------------
CURRENT ASSETS:
    Cash and cash equivalents                          $1,205,094     $1,812,386
    Accounts receivable:
         Oil and gas sales                                 87,249         90,902
         Joint interest billings                          148,085        139,201
    Short term investments                              1,146,450           --
    Other                                                   9,619          9,619
                                                       ----------     ----------
                Total current assets                    2,596,497      2,052,108
                                                       ----------     ----------


PROPERTY AND EQUIPMENT, at cost:
    Oil and gas properties, accounted for
         using the full cost method                     1,744,606      2,682,627
    Furniture, fixtures and automobile                     60,105         60,105
                                                       ----------     ----------
                                                        1,804,711      2,742,732
    Less accumulated depreciation, depletion
         and amortization                                 976,726        881,735
                                                       ----------     ----------
            Net property and equipment                    827,985      1,860,997
                                                       ----------     ----------

                                                       $3,424,482     $3,913,105
                                                       ==========     ==========









         The accompanying notes to unaudited financial statements are an integral part of these statements.

                           GREAT NORTHERN GAS COMPANY
                           BALANCE SHEETS - CONTINUED
                       JUNE 30, 1998 AND DECEMBER 31, 1997
                                   (UNAUDITED)



                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------


                                                    June 30,        December 31,
                                                      1998             1997
                                                  ------------     -------------
CURRENT LIABILITIES:
    Accounts payable:
         Trade                                    $     27,177     $     24,404
         Oil and gas sales                             122,778          229,707
    Income taxes                                         1,286           17,286
    Other                                               65,531           88,099
                                                  ------------     ------------
                Total current liabilities              216,772          359,496
                                                  ------------     ------------

DEFERRED INCOME TAXES                                  169,857          192,161
                                                  ------------     ------------

STOCKHOLDERS' EQUITY:
    Common Stock, $.01 par value;
      authorized 50,000,000 shares,
      issued 3,115,484 shares at
      June 30, 1998 and 3,297,343
      shares at December 31, 1997                       31,155           32,975
    Additional paid-in-capital                      38,718,628       39,004,013
    Accumulated deficit                            (35,711,930)     (35,675,540)
                                                  ------------     ------------

            Total stockholders' equity               3,037,853        3,361,448
                                                  ------------     ------------

                                                  $  3,424,482     $  3,913,105
                                                  ============     ============







         The accompanying notes to unaudited financial statements are an integral part of these statements.

                           GREAT NORTHERN GAS COMPANY
                            STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (UNAUDITED)



                                                    Three Months Ended June 30,
                                                    ---------------------------
                                                       1998             1997
                                                    -----------     -----------
REVENUES:
    Oil and gas sales                               $   143,957     $   160,981
    Interest and other income                            39,645          60,924
                                                    -----------     -----------
                                                        183,602         221,905
                                                    -----------     -----------


EXPENSES:
    Lease operating                                      44,062          70,524
    Production taxes                                     10,835          15,315
    Depreciation, depletion and amortization             34,878          65,823
    General and administrative                          100,848         152,078
                                                    -----------     -----------
                                                        190,623         303,740
                                                    -----------     -----------

GAIN FROM SALE OF PROPERTIES                               --           533,901
                                                    -----------     -----------

EARNINGS (LOSS) BEFORE INCOME TAXES                      (7,021)        452,066

INCOME TAX BENEFIT (PROVISION)                            2,668        (171,786)
                                                    -----------     -----------

NET EARNINGS (LOSS)                                 $    (4,353)    $   280,280
                                                    ===========     ===========

EARNINGS PER COMMON SHARE                           $         *     $       .08
                                                    ===========     ===========

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING                                          3,115,830       3,486,873
                                                    ===========     ===========

*less than $.01 per share











         The accompanying notes to unaudited financial statements are an integral part of these statements.

                           GREAT NORTHERN GAS COMPANY
                            STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (UNAUDITED)



                                                      Six Months Ended June 30,
                                                       1998             1997
                                                    -----------     -----------
REVENUES:
    Oil and gas sales                               $   315,059     $   498,880
    Interest and other income                            66,704         121,883
                                                    -----------     -----------
                                                        381,763         620,763
                                                    -----------     -----------


EXPENSES:
    Lease operating                                     107,461         109,429
    Production taxes                                     24,205          37,359
    Depreciation, depletion and amortization             94,991         144,758
    General and administrative                          213,800         343,475
                                                    -----------     -----------
                                                        440,457         635,021
                                                    -----------     -----------

GAIN FROM SALE OF PROPERTIES                               --           155,864
                                                    -----------     -----------

EARNINGS (LOSS) BEFORE INCOME TAXES                     (58,694)        141,606

INCOME TAX BENEFIT (PROVISION)                           22,304         (53,810)
                                                    -----------     -----------

NET EARNINGS (LOSS)                                 $   (36,390)    $    87,796
                                                    ===========     ===========

EARNINGS (LOSS) PER COMMON SHARE                    $      (.01)    $       .02
                                                    ===========     ===========

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING                                          3,138,490       3,520,259
                                                    ===========     ===========









         The accompanying notes to unaudited financial statements are an integral part of these statements


                                      GREAT NORTHERN GAS COMPANY
                                       STATEMENTS OF CASH FLOWS
                            FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                              (UNAUDITED)

                                                                             Six Months Ended June 30,
                                                                             -------------------------
                                                                            1998                    1997
                                                                         -----------            -----------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
    Net earnings (loss)                                                  $   (36,390)           $    87,796
    Adjustments to reconcile net earnings to net cash
     provided by (used in) operating activities:
         Depreciation, depletion and amortization                             94,991                144,758
         Gain on sale of properties                                             --                 (155,865)
         (Increase) decrease in accounts receivable                           (5,231)                94,794
         (Decrease) Increase in current liabilities                         (142,724)                31,620
         Deferred income tax (benefit) provision                             (22,304)                53,810
                                                                         -----------            -----------
            Net cash provided by (used in) operating activities             (111,658)               256,913
                                                                         -----------            -----------

CASH FLOWS FROM INVESTING
 ACTIVITIES:
    Proceeds from sale of oil and gas properties                           1,206,046              1,412,028
    Additions to property and equipment                                     (268,025)              (972,129)
    Purchase of short-term investments                                    (1,146,450)              (412,310)
                                                                         -----------            -----------
            Net cash provided by (used in) investing activities             (208,429)                27,589
                                                                         -----------            -----------

CASH FLOWS FROM FINANCING
 ACTIVITIES
    Repurchase of Common Stock                                              (287,205)              (185,639)
                                                                         -----------            -----------
         Net cash provided by (used in) financing activities                (287,205)              (185,639)
                                                                         -----------            -----------

INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                                           (607,292)                98,863

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                                       1,812,386              1,404,099
                                                                         -----------            -----------

CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                                                           $ 1,205,094            $ 1,502,962
                                                                         ===========            ===========







                       The accompanying notes to unaudited financial statements are an integral part of these statements


                                                      7

                           GREAT NORTHERN GAS COMPANY
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997


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

     Results of operations for the six month period ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

Note 2 - Income Taxes
---------------------

     The Company's net deferred tax liability at June 30, 1998 and December 31, 1997 primarily relates to book basis being in excess of tax basis partially offset by loss carryforwards.

Note 3 - Sale of Properties
---------------------------

     On March 13, 1998 , the Company closed on the sale of its interest in all the Haybarn properties in Freemont County, Wyoming. These properties were acquired in June of 1997. These properties were sold for $1,136,046. On June 1, 1998, the Company closed on the sale of its interest in all the East Plateau properties in Mesa County, Colorado. These properties were sold for $70,000. The proceeds have been recorded as a reduction of the full cost pool.

Note 4 - Repurchase of Common Stock
-----------------------------------

     During the first and second quarters of 1998 the Company repurchased 181,859 shares of the Company's Common Stock. The shares were retired.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Liquidity and Capital Resources
-------------------------------

     At June 30, 1998 the Company had working capital of $2,379,725 compared to working capital of $1,692,612 at December 31, 1997. The increase in working capital is primarily related to the proceeds from the sale of the Haybarn properties. To minimize the taxes on such transactions, the Company intends to reinvest the proceeds under the provisions of Internal Revenue Code Section 1031.

     Net cash used in operating activities was $111,658 for the first six months of 1998 compared to net cash provided by operating activities of $256,913 for the comparable period of 1997. Such change is primarily due to the reduction in oil and gas revenues as stated below.

Analysis of Results of Operations
---------------------------------

     The $315,059 in oil and gas sales for the first six months of 1998 is $183,821 less than for the same period in 1997 primarily due to the sale of South Douglas Creek, White River Dome and Gasaway properties in 1997. Other income has decreased due to the well operation income that was generated by Gasaway and White River Dome Properties. Production taxes have decreased also primarily due to the sale of these properties. General and administrative expenses for the six months ended June 30, 1998 decreased compared to the same period in 1997 mainly due to bonuses paid in 1997.

                           PART II - OTHER INFORMATION



Items 1 thru 5 not applicable.

Item 6 - Exhibits and Reports on Form 8-K None.



                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              GREAT NORTHERN GAS COMPANY
                                              (Registrant)



Dated:   August 13, 1998                  By:     /s/  Frank S. DiGrappa
        ----------------                         -------------------------------
                                                   Frank S. DiGrappa
                                                   Chairman of the Board,
                                                   and Treasurer



Dated:   August 13, 1998                  By:    /s/  Thomas L. DiGrappa
        ----------------                          ------------------------------
                                                   Thomas L. DiGrappa
                                                   President and Chief
                                                   Operating Officer