Form 10QSB
period 1998-09-30
GREAT NORTHERN GAS CO
filed 1998-11-13
CIK 352684

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     of the Securities Exchange Act of 1934

For the Quarterly Period Ended:
     September 30, 1998                               Commission File No. 0-9675


                           GREAT NORTHERN GAS COMPANY
             (Exact name of registrant as specified in its charter)


           Colorado                                               38-1900351
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                             621 Seventeenth Street
                                   Suite 2150
                             Denver, Colorado 80293
               (Address of principal executive offices) (Zip Code)

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

                                      Shares                    As of Close of
Title of Class                      Outstanding                   Business on

Common Stock,
$.01 Par Value                       3,082,710                  October 30, 1998

                    Page 1 of 10 sequentially numbered pages.

                           GREAT NORTHERN GAS COMPANY




                                      INDEX




PART I.        FINANCIAL INFORMATION                                Page No. (s)
                                                                    ------------

         Balance Sheets as of September 30, 1998
         and December 31, 1997 (Unaudited)                                 3-4

         Statements of Operations for the Three
         Months Ended September 30, 1998 and 1997 (Unaudited)                5

         Statements of Operations for the Nine Months
         Ended September 30, 1998 and 1997 (Unaudited)                       6

         Statements of Cash Flows for the Nine Months
         Ended September 30, 1998 and 1997 (Unaudited)                       7

         Notes to Unaudited Financial Statements for the Nine Months
         Ended September 30, 1998 and 1997                                   8

         Management's Discussion and Analysis of
         Financial Condition and Results of Operations                       9


PART II.      OTHER INFORMATION                                             10

              SIGNATURES                                                    10

                           GREAT NORTHERN GAS COMPANY
                                 BALANCE SHEETS
                    SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
                                   (UNAUDITED)



                                     ASSETS
                                     ------


                                                     September 30,  December 31,
                                                         1998            1997
                                                         ----            ----

CURRENT ASSETS:
    Cash and cash equivalents                          $2,155,299     $1,812,386
    Accounts receivable:
         Oil and gas sales                                 33,662         90,902
         Joint interest billings                          149,393        139,201
    Other                                                   9,619          9,619
                                                       ----------     ----------
            Total current assets                        2,347,973      2,052,108
                                                       ----------     ----------


PROPERTY AND EQUIPMENT, at cost:
    Oil and gas properties, accounted for
         using the full cost method                     1,749,944      2,682,627
    Furniture, fixtures and automobile                     60,105         60,105
                                                       ----------     ----------
                                                        1,810,049      2,742,732
    Less accumulated depreciation, depletion
         and amortization                               1,032,563        881,735
                                                       ----------     ----------
            Net property and equipment                    777,486      1,860,997
                                                       ----------     ----------

                                                       $3,125,459     $3,913,105
                                                       ==========     ==========


         The accompanying notes to unaudited financial statements are an integral part of these statements.

                           GREAT NORTHERN GAS COMPANY
                           BALANCE SHEETS - CONTINUED
                    SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
                                   (UNAUDITED)



                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------


                                                 September 30,     December 31,
                                                     1998              1997
                                                     ----              ----

CURRENT LIABILITIES:
    Accounts payable:
         Trade                                   $     20,718      $     24,404
         Oil and gas sales                            175,553           229,707
    Income taxes                                        1,286            17,286
    Other                                              66,878            88,099
                                                 ------------      ------------
            Total current liabilities                 264,435           359,496
                                                 ------------      ------------

DEFERRED INCOME TAXES                                  51,042           192,161
                                                 ------------      ------------

STOCKHOLDERS' EQUITY:
    Common Stock, $.01 par value;
      authorized 50,000,000 shares,
      issued 3,083,210 shares at
      September 30, 1998 and 3,297,343
      shares at December 31, 1997                      30,832            32,975
    Additional paid-in-capital                     38,684,834        39,004,013
    Accumulated deficit                           (35,905,684)      (35,675,540)
                                                 ------------      ------------

            Total stockholders' equity              2,809,982         3,361,448
                                                 ------------      ------------

                                                 $  3,125,459      $  3,913,105
                                                 ============      ============



         The accompanying notes to unaudited financial statements are an integral part of these statements.

                           GREAT NORTHERN GAS COMPANY
                            STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)



                                                Three Months Ended September 30,
                                                --------------------------------
                                                     1998             1997
                                                     ----             ----

REVENUES:
    Oil and gas sales                             $   135,413     $   132,507
    Interest and other income                          40,891          35,491
                                                  -----------     -----------
                                                      176,304         167,998
                                                  -----------     -----------


EXPENSES:
    Lease operating                                    36,807          54,785
    Production taxes                                    9,320          11,112
    Depreciation, depletion and amortization           55,837          45,963
    General and administrative                        386,909          94,347
                                                  -----------     -----------
                                                      488,873         206,207
                                                  -----------     -----------


LOSS BEFORE INCOME TAXES                             (312,569)        (38,209)

INCOME TAX BENEFIT                                    118,815          14,520
                                                  -----------     -----------

NET LOSS                                          $  (193,754)    $   (23,689)
                                                  ===========     ===========

LOSS PER COMMON SHARE                             $      (.06)    $      (.01)
                                                  ===========     ===========

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING                                        3,093,241       3,392,861
                                                  ===========     ===========




         The accompanying notes to unaudited financial statements are an integral part of these statements.

                           GREAT NORTHERN GAS COMPANY
                            STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)



                                                 Nine Months Ended September 30,
                                                 -------------------------------
                                                       1998            1997
                                                       ----            ----

REVENUES:
    Oil and gas sales                              $   450,472     $   631,387
    Interest and other income                          107,595         157,374
                                                   -----------     -----------
                                                       558,067         788,761
                                                   -----------     -----------


EXPENSES:
    Lease operating                                    144,268         164,214
    Production taxes                                    33,525          48,471
    Depreciation, depletion and amortization           150,828         190,721
    General and administrative                         600,709         437,822
                                                   -----------     -----------
                                                       929,330         841,228
                                                   -----------     -----------

GAIN FROM SALE OF PROPERTIES                              --           155,864
                                                   -----------     -----------

EARNINGS (LOSS) BEFORE INCOME TAXES                   (371,263)        103,397

INCOME TAX BENEFIT (PROVISION)                         141,119         (39,290)
                                                   -----------     -----------

NET EARNINGS (LOSS)                                $  (230,144)    $    64,107
                                                   ===========     ===========

EARNINGS (LOSS) PER COMMON SHARE                   $      (.07)    $       .02
                                                   ===========     ===========

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING                                         3,123,241       3,477,326
                                                   ===========     ===========




         The accompanying notes to unaudited financial statements are an integral part of these statements



                                 GREAT NORTHERN GAS COMPANY
                                  STATEMENTS OF CASH FLOWS
                    FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                         (UNAUDITED)

                                                               Nine Months Ended September 30,
                                                               -------------------------------
                                                                      1998          1997
                                                                      ----          ----

CASH FLOWS FROM OPERATING
 ACTIVITIES:
    Net earnings (loss)                                           $  (230,144)   $    64,107
    Adjustments to reconcile net earnings (loss) to net cash
     provided by (used in) operating activities:
         Depreciation, depletion and amortization                     150,828        190,721
         Gain on sale of properties                                      --         (155,865)
         Decrease in accounts receivable                               47,048         73,308
         (Decrease) Increase in current liabilities                   (95,061)        12,693
         Deferred income tax (benefit) provision                     (141,119)        39,291
                                                                  -----------    -----------
            Net cash provided by (used in) operating activities      (268,448)       224,255
                                                                  -----------    -----------

CASH FLOWS FROM INVESTING
 ACTIVITIES:
    Proceeds from sale of oil and gas properties                    1,206,046      1,570,979
    Proceeds from sale of short-term investments                         --          242,474
    Additions to property and equipment                              (273,363)    (1,090,640)
                                                                  -----------    -----------
            Net cash provided by investing activities                 932,683        722,813
                                                                  -----------    -----------

CASH FLOWS FROM FINANCING
 ACTIVITIES:
    Repurchase of Common Stock                                       (321,322)      (402,411)
                                                                  -----------    -----------
         Net cash used in financing activities                       (321,322)      (402,411)
                                                                  -----------    -----------

INCREASE IN CASH AND CASH EQUIVALENTS                                 342,913        544,657

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                                1,812,386      1,404,099
                                                                  -----------    -----------

CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                                                    $ 2,155,299    $ 1,948,756
                                                                  ===========    ===========





               The accompanying notes to unaudited financial statements are an integral part of these statements

                                             7

                           GREAT NORTHERN GAS COMPANY
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997


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

     Results of operations for the nine month period ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

Note 2 - Income Taxes
---------------------

     The Company's net deferred tax liability at September 30, 1998 and December 31, 1997 primarily relates to book basis being in excess of tax basis partially offset by loss carryforwards.

Note 3 - Sale of Properties
---------------------------

     On March 13, 1998 , the Company closed on the sale of its interest in all the Haybarn properties in Freemont County, Wyoming. These properties were acquired in September of 1997. These properties were sold for $1,136,046. On June 1, 1998, the Company closed on the sale of its interest in all the East Plateau properties in Mesa County, Colorado. These properties were sold for $70,000. The proceeds have been recorded as a reduction of the full cost pool.

Note 4 - Repurchase of Common Stock
-----------------------------------

During the first, second and third quarters of 1998 the Company repurchased 214,133 shares of the Company's Common Stock. The shares were retired.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Liquidity and Capital Resources
-------------------------------

     At September 30, 1998 the Company had working capital of $2,083,538 compared to working capital of $1,692,612 at December 31, 1997. The increase in working capital is primarily related to the proceeds from the sale of the Haybarn properties partially offset by operating expenses in excess of revenues, and of the purchase of common stock of the Company.

     Net cash used in operating activities was $268,448 for the first nine months of 1998 compared to net cash provided by operating activities of $224,255 for the comparable period of 1997. Such change is primarily due to the reduction in oil and gas revenues as stated below.

Analysis of Results of Operations:
----------------------------------

Three Months Ended September 30, 1998
-------------------------------------

     The $135,413 in oil and gas sales for the three months ended September 30, 1998 is $2,906 more than for the same period in 1997. Other income has increased by $5,400 primarily due to interest income that was generated by the funds in escrow from the Haybarn sale. Lease operating expenses have decreased by $17,978 primarily due to the sale of the Haybarn properties. General and administrative expenses increased by $292,562 for the three months ended September 30 1998 compared to the same period in 1997 mainly due to bonuses paid in 1998.

Nine Months Ended September 30, 1998
------------------------------------

     The $450,472 in oil and gas sales for the first nine months of 1998 is $180,915 less than for the same period in 1997 primarily due to the sale of South Douglas Creek, White River Dome and Gasaway properties in 1997. Other income has decreased due to the well operation income that was generated by Gasaway and White River Dome Properties. Production taxes have decreased also primarily due to the sale of these properties. General and administrative expenses for the nine months ended September 30, 1998 increased compared to the same period in 1997 mainly due to bonuses paid in 1998.

                           PART II - OTHER INFORMATION



Items 1 thru 5 not applicable.

Item 6 - Exhibits and Reports on Form 8-K
         None.



                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              GREAT NORTHERN GAS COMPANY
                                              (Registrant)



Dated: November 12, 1998                      By: /s/ Frank S. DiGrappa
                                                 -------------------------------
                                                 Frank S. DiGrappa
                                                 Chairman of the Board,
                                                 and Treasurer



Dated: November 12, 1998                      By: /s/ Thomas L. DiGrappa
                                                 -------------------------------
                                                 Thomas L. DiGrappa
                                                 President and Chief
                                                 Operating Officer