Form 10QSB/A
period 1998-09-30
GREAT NORTHERN GAS CO
filed 1999-02-22
CIK 352684

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

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

Management's assessment of Year 2000 issues
-------------------------------------------

     The company is currently evaluating the year 2000 issues.

                           PART II - OTHER INFORMATION



Items 1 thru 5 not applicable.

Item 6 - Exhibits and Reports on Form 8-K
         None.



                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              GREAT NORTHERN GAS COMPANY
                                              (Registrant)



Dated: February 19, 1999                      By: /s/ Frank S. DiGrappa
                                                 -------------------------------
                                                 Frank S. DiGrappa
                                                 Chairman of the Board,
                                                 and Treasurer



Dated: February 19, 1999                      By: /s/ Thomas L. DiGrappa
                                                 -------------------------------
                                                 Thomas L. DiGrappa
                                                 President and Chief
                                                 Operating Officer