Form 10KSB
period 1998-12-31
GREAT NORTHERN GAS CO
filed 1999-03-30
CIK 352684

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 1998
                                       or
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File Number 0-9675

                           GREAT NORTHERN GAS COMPANY
                           --------------------------
             (Exact Name of Registrant As Specified in its Charter)

        COLORADO                                                 38-1900351
        --------                                                 ----------
(State of Incorporation)                                      (I.R.S. Employer
                                                             Identification No.)
    621 Seventeenth Street, Suite 2150
           Denver, Colorado                                          80293
           ----------------                                          -----
 (Address of Principal Executive Offices)                         (Zip Code)

       Registrant's Telephone Number, including area code: (303) 295-0938
        Securities Registered Pursuant to Section 12(b) of the Act: None
          Securities Registered Pursuant to Section 12(g) of the Act:
                          Common Stock, $.01 Par Value

Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

Indicate by check mark if disclosures of delinquent filers pursuant to item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Aggregate market value of the voting stock held by non-affiliates of the Registrant on March 16, 1999 was approximately $2,690,371 based on the most recent price for which the stock was sold.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the last practicable date.

                                                                   Outstanding
            Class                                                 March 16, 1999
            -----                                                 --------------
 Common Stock, $.01 Par Value                                   3,074,710 shares

                     NO DOCUMENTS INCORPORATED BY REFERENCE

Page 1 of 28 sequentially numbered pages.

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

As of March 16, 1999 the Company had three full-time employees and one full-time geologic consultant. Current Directors are Frank S. DiGrappa, Chairman of the Board, Executive Vice-President and Treasurer, Thomas L. DiGrappa, Chief Operating Officer and President and Michael J. DiGrappa. The Company engages the services of independent accountants, geologists, engineers and land consultants from time to time to assist in its operations.

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

-----------------------------------------------

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

Gas contracts may be generally renewed monthly to allow for monthly price and volume adjustments. During the years ended December 31, 1998 and 1997 there were no long-term contracts and substantially all of the oil and gas revenues were from sales to two and four purchasers, respectively.

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

Financial Information About Foreign and Domestic Operations and Export Sales
----------------------------------------------------------------------------

The Company currently owns approximately 13.6% interest in American-Tuymen Exploration Company, which owns a 61% interest in a Russian Stock Company. The Russian Stock Company owns a producing license in Western Siberia currently making 650 barrels of oil per day. The Company has no basis recorded nor revenues recorded related to this investment.

ITEM 2. PROPERTIES

Oil and Gas Properties
----------------------

All of the Company's oil and gas properties, reserves and activities are located onshore in the continental United States.

Acreage
-------

As of December 31, 1998 the Company held developed and undeveloped interests in oil and gas leases as follows:

                                               Acreage
                      --------------------------------------------------------
                             Producing                      Non-producing
                      -------------------------        -----------------------
                      Gross(1)           Net(2)        Gross(1)        Net (3)
                      --------           ------        --------        -------

Colorado                   80               60             400            200

Oklahoma                  920              423              --             --

Utah                    1,100            1,100              --             --

Wyoming                    --               --          15,000         15,000


(1)The number of gross acres is the total number of acres in which working interests are owned.

(2)The number of net acres is the sum of the fractional working interests owned by the Company in the gross acreage.


Exploratory and Development Wells Drilled
-----------------------------------------

The Company did not participate in the drilling of any wells during 1998.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

(a)  Market Information

     (1) (I) Traded in the U.S.. During 1998, the Company's Common Stock was listed on the Pacific Stock Exchange under the symbol "GTG".

         (ii) Price Range of High and Low Bid Prices of Common Shares

                             1998                          1997
                      -------------------           ------------------
    Quarter            High         Low              High         Low
    -------            ----         ---              ----         ---

      1st             $1.50        $1.25            $1.50        $1.25
      2nd             $1.50        $1.25            $1.50        $1.25
      3rd             $1.25        $1.00            $1.62        $1.50
      4th             $1.00        $.875            $1.62        $1.50

The foregoing prices represent interdealer quotations without retail mark-ups, mark-downs or commissions and do not necessarily represent actual transactions.

(b)  Holders

     At March 16, 1999 there were approximately 400 shareholders of record of the Company's Common Stock.

(c)  No Common Stock dividends have been declared or paid by the Company.

ITEM 6. SELECTED FINANCIAL DATA

Set forth below is certain selected financial information for the Company. Such information is based upon, and should be read in conjunction with, the Financial Statements of the Company and the notes thereto included elsewhere in this report.


                                        1998             1997             1996          1995             1994
                                     ----------       ----------       ---------    -----------       ----------
Oil and gas sales                    $  806,434       $1,108,371       $ 740,889    $   304,876       $  420,189
Total revenues                        1,439,847        1,676,239         871,955        503,018        3,694,865
Total assets                          3,486,989        3,913,105       4,078,404      4,315,218        5,035,326
Net oil and gas
  properties                          1,195,732        1,831,582       2,123,732      1,498,753        1,275,234
Stockholders' equity                  3,042,923        3,361,448       3,718,121      4,064,573        4,502,032
Net earnings (loss)                       7,642          144,889         (21,581)        (9,972)       2,474,931
Basic earnings (loss) per share
  of Common Stock                             *              .04               *              *              .54
Weighted average
  shares of Common Stock
  outstanding                         3,112,419        3,441,569       3,822,364      4,069,692        4,582,175
*less than $.01 per share


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
-------------------------------

At December 31, 1998 the Company had working capital of $2,029,156 compared to working capital of $1,696,612 at December 31, 1997. Net cash used in operating activities was $309,663 for 1998 compared to net cash provided by operating activities of $290,454 for 1997. Such change is primarily related to a decrease in current liabilities.

Net cash provided by investing activities was $899,101 for 1998 compared to $619,395 for 1997. Proceeds from the sale of properties in 1998 was $1,006,036 and additions to property and equipment were $106,935. Proceeds from the sale of properties and short term investments in 1997 were $1,785,489 and additions to property and equipment were $1,166,094. Net cash used in financing activities decreased to $326,167 for 1998 from $501,562 for 1997. Such amounts are a result of a program to purchase outstanding common stock from the shareholders of the Company.

Analysis of Results of Operations
---------------------------------

Oil and gas sales for the year ended December 31, 1998 have decreased $301,937 compared to 1997. Such decrease is primarily due to the sale of the Haybarn and East Plateau properties and a reduction in the price received for natural gas. Production taxes have decreased also due to the sale of properties. Lease operating expenses have increased primarily due to additional expenditures made on the Long Beach property. General and administrative expenses have decreased during 1998 primarily due to the decrease in consulting fees and bonuses paid on the long Beach Unit.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

Analysis of Results of Operations-(Continued)
---------------------------------------------

During 1998 the Company sold its Hay Barn Area properties for $1,136,046. Because said sale represented approximately 25% of the Company's reserves fair value at the time, a gain of $477,332 was recorded. The Company also sold its East Plateau properties for $70,000.

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

Average Sales Price, Production Cost and Depletion Expense
----------------------------------------------------------

The following is the Company's average sales price, average production cost and average depletion expense per thousand cubic feet (MCF) of natural gas produced for the years ended December 31:
                                              1998                 1997
                                             -------             --------

Average sales price                          $  1.89             $   2.33
                                             =======             ========

Average production cost                      $  1.11             $   1.00
                                             =======             ========

Average depletion expense                    $   .50             $    .58
                                             =======             ========


Impact of Inflation and Changing Prices
---------------------------------------

During the two years ended December 31, 1998 and 1997, inflation has not had a significant impact on the Company's financial condition. Fluctuating prices for natural gas over the past several years and the current oversupply of natural gas have affected the Company's recent revenues. The costs of acquiring leases and drilling wells have fluctuated with prices.

ITEM 8. FINANCIAL STATEMENTS


                           GREAT NORTHERN GAS COMPANY
                          INDEX TO FINANCIAL STATEMENTS


                                                                           PAGE


         Report of Independent Public Accountants                          9-10

         Balance Sheet as of December 31, 1998                              11

         Statements of Earnings for the Years Ended
         December 31, 1998 and 1997                                         12

         Statements of Stockholders' Equity for the
         Years Ended December 31, 1998 and 1997                             13

         Statements of Cash Flows for the Years Ended
         December 31, 1998 and 1997                                         14

         Notes to Financial Statements for the Years
         Ended December 31, 1998 and 1997                                   15

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Great Northern Gas Company:

We have audited the balance sheet of Great Northern Gas Company as of December 31, 1998 and the related statements of earnings, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Great Northern Gas Company as of December 31, 1998, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.



                                                   CAUSEY DEMGEN AND MOORE, INC.


Denver, Colorado
March 12, 1999

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Great Northern Gas Company:

We have audited the accompanying statement or earnings, stockholders' equity and cash flows of GREAT NORTHERN GAS COMPANY (a Colorado corporation) for the year ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Great Northern Gas Company for the year then ended December 31, 1997, in conformity with generally accepted accounting principles.



                                                             Arthur Andersen LLP


Denver, Colorado
  February 14, 1999

                           GREAT NORTHERN GAS COMPANY
                                  BALANCE SHEET
                             AS OF DECEMBER 31, 1998

                                     ASSETS
                                     ------

CURRENT ASSETS:
  Cash and cash equivalents                                        $  2,075,657
  Accounts receivable:
    Oil and gas sales                                                    24,469
    Joint interest billings                                             162,349
  Other                                                                   9,619
                                                                   ------------
         Total current assets                                         2,272,094
                                                                   ------------

PROPERTY AND EQUIPMENT, at cost:
  Oil and gas properties, accounted for using
    the full cost method                                              2,054,565
  Furniture, fixtures and automobile                                     60,105
                                                                   ------------
                                                                      2,114,670
  Less accumulated depreciation, depletion
    and amortization                                                    899,775
                                                                   ------------
         Net property and equipment                                   1,214,895
                                                                   ------------
                                                                   $  3,486,989
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
  Accounts payable:
    Trade                                                          $      6,485
    Oil and gas sales                                                   153,902
    Income taxes                                                         10,847
    Other                                                                71,704
                                                                   ------------
         Total current liabilities                                      242,938
                                                                   ------------

DEFERRED INCOME TAXES                                                   201,128
                                                                   ------------

STOCKHOLDERS' EQUITY:
  Common Stock, $.01 par value; authorized
    50,000,000 shares, issued and outstanding 3,079,710                  30,797
  Additional paid-in capital                                         38,680,024
  Accumulated deficit                                               (35,667,898)
                                                                   ------------
         Total stockholders' equity                                   3,042,923
                                                                   ------------
                                                                   $  3,486,989
                                                                   ============



                 The accompanying notes to financial statements
                   are an integral part of this balance sheet.

                           GREAT NORTHERN GAS COMPANY
                             STATEMENTS OF EARNINGS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997




                                                         1998          1997
                                                      ----------   -------------
REVENUES:
  Oil and gas sales                                   $  806,434      $1,108,371
  Gain on sale of properties and equipment               477,332         351,760
  Interest and other income                              156,081         216,108
                                                      ----------   -------------
                                                       1,439,847       1,676,239
                                                      ----------   -------------

COSTS AND EXPENSES:
  Lease operating                                        434,897         391,718
  Production taxes                                        40,447          84,075
  Depreciation, depletion and
    amortization                                         224,333         274,675
  General and administrative                             712,714         737,528
                                                      ----------   -------------
                                                       1,412,391       1,487,996
                                                      ----------   -------------

EARNINGS  BEFORE INCOME TAXES                             27,456         188,243
                                                      ----------   -------------

PROVISION FOR INCOME TAX EXPENSE :
  Current                                                 10,847          23,360
  Deferred                                                 8,967          19,994
                                                      ----------   -------------
                                                          19,814          43,354
                                                      ----------   -------------

NET  EARNINGS                                         $    7,642   $     144,889
                                                      ==========   =============

BASIC EARNINGS  PER SHARE OF
  COMMON STOCK                                        $        *   $         .04
                                                      ==========   =============

WEIGHTED AVERAGE SHARES OF
  COMMON STOCK OUTSTANDING                             3,112,419       3,441,569
                                                      ==========   =============

* Less than $.01 per share



                 The accompanying notes to financial statements
                    are an integral part of these statements.


                           GREAT NORTHERN GAS COMPANY
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997


                                                      Additional
                      Common Stock      Paid-In       Accumulated
                         Shares          Amount         Capital          Deficit
                         ------          ------         -------          -------
BALANCE AT
  DECEMBER 31, 1996      3,603,313    $     36,033    $ 39,502,517    $(35,820,429)

  Shares acquired
   for retirement         (305,970)         (3,058)       (498,504)           --
  Net earnings                --              --              --           144,889
                      ------------    ------------    ------------    ------------

BALANCE AT
  DECEMBER 31, 1997      3,297,343          32,975      39,004,013     (35,675,540)

Shares acquired
   for retirement         (217,633)         (2,178)       (323,989)           --
  Net earnings                --              --              --             7,642
                      ------------    ------------    ------------    ------------

BALANCE AT
  DECEMBER 31, 1998      3,079,710    $     30,797    $ 38,680,024    $(35,667,898)
                      ============    ============    ============    ============




                 The accompanying notes to financial statements
                    are an integral part of these statements.

                                       13


                           GREAT NORTHERN GAS COMPANY
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997


                                                             1998          1997
                                                         -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                           $     7,642    $   144,889
  Adjustments to reconcile net earnings
      to net cash provided by operating activities:
         Gain on sale of property and equipment             (477,332)      (351,760)
         Depreciation, depletion and amortization            224,333        274,675
         Deferred income tax expense                           8,967         19,994
         Decrease in accounts receivable                      43,285         31,276
         Increase (decrease) in current liabilities         (116,558)       171,380
                                                         -----------    -----------
   Net cash provided by (used in) operating activities      (309,663)       290,454
                                                         -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of property and equipment             1,006,036      1,543,015
  Additions to property and equipment                       (106,935)    (1,166,094)
  Proceeds from sale of short term investments                  --          242,474
                                                         -----------    -----------
  Net cash provided by investing activities                  899,101        619,395
                                                         -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repurchase of Common Stock                                (326,167)      (501,562)
                                                         -----------    -----------
  Net cash used in financing activities                     (326,167)      (501,562)
                                                         -----------    -----------

INCREASE IN CASH AND CASH EQUIVALENTS                        263,271        408,287

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF YEAR                                     1,812,386      1,404,099
                                                         -----------    -----------

CASH AND CASH EQUIVALENTS
  AT END OF YEAR                                         $ 2,075,657    $ 1,812,386
                                                         ===========    ===========



                 The accompanying notes to financial statements
                    are an integral part of these statements.

                                       14

                           GREAT NORTHERN GAS COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

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

Statements of Cash Flows
------------------------

Cash in excess of daily requirements is invested in money market accounts and commercial paper. Such investments with maturities of three months or less are deemed to be cash equivalents for purposes of the statements of cash flows. No cash was paid for interest during 1998 and 1997.

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

Concentration of Credit Risk
----------------------------

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and trade receivables. The Company places its cash with high quality financial institutions. At times during the year, the balance at any one financial institution may exceed FDIC limits.

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


tax from proved reserves discounted at 10%. The Company's oil and gas properties are located within the continental United States, which constitutes one cost center. No gain or loss is recognized upon normal sale or abandonment of oil and gas properties unless the gain or loss significantly alters the relationship between capitalized costs and proved oil and gas reserves of the cost center.

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

Income Taxes
------------

The Company accounts for taxes pursuant to Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the measurement of deferred income tax assets for deductible temporary differences and operating loss carry forwards and deferred tax liabilities for taxable temporary differences. Measurement of current and deferred income tax liabilities and assets is based on provisions of enacted tax law; the effects of future changes in tax laws or rates are not anticipated. Deferred tax assets primarily result from net operating loss carry forwards and from the recognition of depreciation, depletion and amortization in different periods for financial reporting and tax purposes.

Earnings Per Share
------------------

Effective December 15, 1997, the Company has adopted the provisions of SFAS 128, "Earnings Per Share". SFAS 128 requires entities to present both Basic Earnings Per Share ("EPS") and Diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Potential dilution of securities exercisable into common stock were computed using the treasury stock method based on the average fair market value of the stock.

                           GREAT NORTHERN GAS COMPANY
                   NOTES TO FINANCIAL STATEMENTS - (Continued)


                                                                Years ended December 31,
                                       ------------------------------------------------------------------------
                                                     1998                                    1997
                                       --------------------------------        --------------------------------
                                       Earnings     Shares    Per Share        Earnings    Shares     Per Share
                                       --------     ------    ---------        --------    ------     ---------
                                                       (in thousands, except per share amounts)
Basic EPS                              $      8      3,112     $      *         $  145      3,442      $   .04
Effect of diluted securities:
  Stock options outstanding                  --        170           --             --        428           --
                                       --------      -----     --------         ------      -----      -------
Diluted EPS                            $      8      3,282     $      *         $  145      3,870      $   .04
                                       ========      =====     ========         ======      =====      =======
*Less than $.01 per share



2. SALE OF OIL AND PROPERTIES

During 1998 the Company sold its Haybarn Area properties for $1,136,046. Because such sales represented approximately 25% of the Company's reserves fair value at the time, a gain of $477,332 was recorded. The Company also sold its East Plateau properties for $70,000.

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

3. OIL AND GAS OPERATIONS

Capitalized   costs  and  related   accumulated   depreciation,   depletion  and
amortization pertaining to oil and gas properties at December 31, 1998 are set forth below:

   Capitalized costs:
     Evaluated                                                   $ 2,009,799
     Unevaluated                                                      44,766
   Less accumulated depreciation,
     depletion and amortization                                     (858,833)
                                                                 -----------
   Net capitalized costs                                         $ 1,195,732
                                                                 ===========

Costs incurred in oil and gas operations are as follows for the years ended December 31:

                                                          1998         1997
                                                       ----------   ----------
   Oil and gas property acquisitions:
      Proved                                           $     --     $  864,384
      Unproved                                              2,831       73,435
   Exploration                                             24,470       62,156
   Development                                             79,634      166,119
                                                       ----------   ----------
                                                       $  106,935   $1,166,094
                                                       ==========   ==========
        Average depletion expense per
          MCF of natural gas produced                  $      .50   $      .58
                                                       ==========   ==========

                          GREAT NORTHERN GAS COMPANY
                   NOTES TO FINANCIAL STATEMENTS - (Continued)

3. OIL AND GAS OPERATIONS - (Continued)

The Company received 10 percent or more of its oil and gas revenues from the following customers for the years indicated.

                   Customer                 1998         1997
                   --------                 ----         ----

                      A                      --%          10%
                      B                      53%          29%
                      C                      --%          20%
                      D                      31%          19%


4. COMMON STOCK-SALES, RETIREMENTS AND STOCK OPTIONS

On February 24, 1994, in accordance with the terms of the registration statement filed with the Securities and Exchange Commission on April 9, 1993, the Company sold and issued 220,467 Units at a price of $4 per Unit for net proceeds of $786,000. The Units consist of 440,934 shares of Common Stock and 220,467 Class A Warrants. The Class A Warrants are detachable from the Units and may be separately transferred in the over-the-counter market immediately following issuance unless otherwise mutually determined by the Company and the Underwriter. Each Class A Warrant will entitle the holder thereof to purchase, at a price of $3.00, at any time within a period of five years from April 9, 1993, one share of Common Stock of the Company. The Class A Warrants shall be redeemable by the Company for a price of $.001 per Warrant upon ten (10) days written notice if the bid price of the Common Stock is at least 125% of the exercise price of the Warrants for at least ten (10) consecutive business days prior to the notice of redemption. The warrants expired in April, 1998. The Company also issued 5,000 shares of Common Stock for services associated with the issuance of the Units.

During 1998 and 1997 the Company repurchased 217,633 and 305,970 shares of Common Stock, respectively, which were retired.

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

                           GREAT NORTHERN GAS COMPANY
                   NOTES TO FINANCIAL STATEMENTS - (Continued)

4. COMMON STOCK-SALES, RETIREMENTS AND STOCK OPTIONS - (Continued)

At December 31, 1989, options on 275,000 shares of Common Stock had been granted at a price of $.10 per share. During 1990, 50,000 of said options were exercised and an additional 225,000 options were granted to the Company's President and Vice President at a price of $.50 per share, which was the estimated market value at the date of grant. Said options could be exercised at any time over the period ending April 5, 1998. No options were exercised for the years ended December 31, 1998 and 1997 and they expired in 1998.

On July 11, 1994, the Company's shareholders approved a nonqualified stock option plan for key officers, employees and directors covering 500,000 shares of the Company's Common Stock. Options granted under the nonqualified plan to any one participant shall not exceed 200,000 shares. On October 4, 1994, 180,000 options were granted under this plan. Said options are exercisable at $1.00 per share, not less than six months nor more than ten years from the date of the grant. Options granted during 1994 were for restricted shares, which must be held for a minimum of two years. No options were granted or exercised in 1998 or 1997.

At December 31, 1997 and 1998 there were outstanding 630,000 options with a weighted average exercise price of $.50 and 180,000 options with a weighted average exercise price of $1.00, respectively.

5. OVERRIDING ROYALTY PLAN

On September 15, 1989 the Company's shareholders approved an overriding royalty plan whereby the Company's President can assign overriding royalty interests from the Company's prospects to an overriding royalty plan for the benefit of qualified employees. Distributions from the plan are determined on a year-to-year basis and made only to current employees. During 1998 and 1997, $47,080 and $77,200 was paid to plan participants.

6. INCOME TAXES

The Company's provision for income taxes at December 31, 1998 and 1997 includes deferred tax expense of approximately $8,967 and $19,994, respectively.

The difference between the provision for income taxes and the amount which would be determined by applying the statutory federal income tax rate to earnings before income taxes is analyzed below for the years ended December 31:

                                                             1998       1997
                                                           --------   --------
 Tax expense (benefit) by applying the statutory federal
   income tax rate to pretax accounting income             $  9,610   $ 65,885
 Increase (decrease) in tax from:
   State taxes                                                  824      5,647
   Other                                                      9,380    (28,178)
                                                           --------   --------

                                                           $ 19,814   $ 43,354
                                                           ========   ========

                           GREAT NORTHERN GAS COMPANY
                   NOTES TO FINANCIAL STATEMENTS - (Continued)

6. INCOME TAXES - (Continued)

The Company's net deferred tax liability at December 31, 1998 and 1997 primarily relates to book basis being in excess of tax basis. Long-term deferred assets and liabilities are comprised of the following at December 31:
                                                1998          1997
                                              ---------    ---------

          Book basis in excess of tax basis   $(266,918)   $(267,797)
          Loss carry forwards                    49,640       59,486
          Other                                  16,150       16,150
                                              ---------    ---------
               Net deferred tax liability     $(201,128)   $(192,161)
                                              =========    =========


The Company has approximately $16,000,000 of net operating loss carry forwards generated prior to December 31, 1987, that will fully expire in 2002. As the Company may only use approximately $26,000 annually due to an equity change that occurred in December, 1987, the carry forward tax asset above does not include any amounts in excess of this limitation.

7. COMMITMENTS AND CONTINGENCIES

General and administrative expenses include rent expense for office facilities and equipment of $26,072 and $24,291 for the years ended 1998 and 1997, respectively.

The Company entered into an office lease during 1994 which expires in August 1999. Minimum payments due in 1999 are $13,776.

                           GREAT NORTHERN GAS COMPANY
                   NOTES TO FINANCIAL STATEMENTS - (Continued)

8. SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)

Estimated Quantities of Natural Gas Reserves
--------------------------------------------

All of the Company's natural gas reserves are located in the United States. The Company's oil reserves at December 31, 1998 and 1997 are included herein assuming one barrel of oil equals six mcf of gas. The following reserve related information is based on estimates prepared by independent petroleum engineers. Reserve estimates are inherently imprecise and are continually subject to revisions based on production history, results of additional exploration and development, prices of oil and gas and other factors.

                                                         1998            1997
                                                      ----------      ---------
Proved natural gas reserves (MCF):
  Beginning of year                                    6,663,456      5,817,136
  Revisions of previous estimates                      1,184,112       (460,735)
  Purchases of reserves in place                            --        4,655,656
  Sale of reserves in place                           (4,655,656)    (2,872,493)
  Production                                            (426,797)      (476,108)
                                                      ----------     ----------
  End of year                                          2,765,115      6,663,456
                                                      ==========     ==========

Proved developed natural gas reserves (MCF):
  Beginning of year                                    1,029,799      2,631,000
                                                      ==========     ==========
  End of year                                          2,765,115      1,029,799
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

                           GREAT NORTHERN GAS COMPANY
                   NOTES TO FINANCIAL STATEMENTS - (Continued)

8. SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Natural Gas Reserves - (Continued)
--------------------------------------------------------------------------------

                                                     1998               1997
                                                 ------------      ------------
Future cash inflows                              $  4,159,000      $ 11,760,000
Future production and development costs            (1,979,000)       (6,316,000)
Future income tax expense                            (266,000)         (577,000)
                                                 ------------      ------------
Future net cash flows                               1,914,000         4,867,000
10% annual discount for estimated
  timing of cash flows                               (517,000)       (1,988,000)
                                                 ------------      ------------
Standardized measure of discounted
  future net cash flows                          $  1,397,000      $  2,879,000
                                                 ============      ============


The following are the principal sources of change in the standardized measure of discounted future net cash flows for the years ended December 31:

                                                     1998               1997
                                                  -----------       -----------
Changes:
  Sales of natural gas produced,
   net of production costs                        $  (331,000)      $  (633,000)
  Accretion of discount                               288,000           592,000
  Net changes in prices and
    production costs                               (1,721,000)       (3,318,000)
  Change in future development
    costs including costs incurred
    during the year                                   526,000            78,000
  Revisions of previous quantity
    estimates                                       1,316,000          (780,000)
  Purchases of reserves in place                         --           1,178,000
  Sales of reserves in place                       (1,178,000)       (3,076,000)
  Net change in income taxes                         (230,000)        1,293,000
  Other                                              (152,000)        1,624,000
                                                  -----------       -----------
    Net changes                                    (1,482,000)       (3,042,000)
Balance at beginning of year                        2,879,000         5,921,000
                                                  -----------       -----------
Balance at end of year                            $ 1,397,000       $ 2,879,000
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

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The  following  information  is submitted  with respect to the  directors of the
Company:


                                     Director       Position Currently
  Name                     Age        Since         Held With the Company
  ----                     ---        -----         ---------------------

  Frank S. DiGrappa         73         1/1/88       Chairman of the Board,
                                                    Vice-President and Treasurer

  Thomas L. DiGrappa        45         1/1/88       Chief Operating Officer and
                                                    President

  Michael J. DiGrappa       46        9/15/89       Director



During the year ended December 31, 1998, the Company's Board of Directors held 2 meetings. All persons who were directors during 1998 attended all of the meetings held while they were directors.

The Company currently has no standing audit, nominating or compensation committees of its Board of Directors.

Business Experience of Directors
--------------------------------

Frank S. DiGrappa, 73, is Chairman of the Board, Chief Executive Officer, Treasurer and Director of the Company. He has been involved in the oil and gas business for 44 years. Mr. DiGrappa graduated from the University of Oklahoma College of Law with a Bachelor of Law Degree in 1951. Upon graduation, he joined Ashland Oil, Inc. in Ashland, Kentucky. He worked for Ashland for seven years in various areas and capacities and was manager of the firm's Billings, Montana District Office when he resigned to become manager of lands for the Anschutz Drilling Co., Inc. in Denver, Colorado. After two years, he resigned to become an independent landman and oil operator. In 1971, Mr. DiGrappa co-founded Teton Energy Co. Inc., a private oil and gas exploration and production firm based in Denver.

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

Thomas L. DiGrappa, 45, is Chief Operating Officer, President, and Director of the Company. He is the son of Frank DiGrappa. Tom DiGrappa graduated from the University of Colorado School of Business with a degree in Minerals Land Management in December, 1976. In February, 1977, he joined Continental Minerals, Inc., a subsidiary of Continental Oil Company, in Spokane, Washington, as a landman in uranium exploration. He resigned his position with Continental Minerals in February, 1979, to join Intercontinental Energy Corp., a Denver-based independent oil, gas, uranium and geothermal company. He was with Intercontinental Energy until November, 1980, when he joined Teton Energy. During the past two and a half years he has served as president of the Company. Prior to 1994, he served as Vice President of the Company.

Michael J. DiGrappa, 46, is a Director of the Company. He is the son of Frank DiGrappa. Michael DiGrappa graduated from the University of Northern Colorado School of Business with a degree in Business Administration and Marketing in June, 1976. He was sales representative for Chemical Sales Co., Denver, until 1978 when he joined Air Products & Chemical, Inc. He was an area representative for Air Products & Chemical, Inc. in Denver, Calgary and Oklahoma City between 1978 and 1982, when he was named sales manager at the Tubular Division of Continental Emsco in Oklahoma City. He returned to Denver in 1984 and was the accounts manager at Frontier Oil and Refining Co. until 1988. He is presently an area representative of Martin Oil Company in Denver.

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

Direct compensation paid to or allowed by the Company's executives during the year was $100,000 salary, $150,000 bonus for Frank S. DiGrappa and $120,408 salary, $150,000 bonus for Thomas L. DiGrappa.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table summarizes at March 12, 1999 (i) the number and percentage of shares of Common Stock owned of record and beneficially by each person known by the Company to be the beneficial owners of more than five percent of the Company's Common Stock, (ii) the number and percentage of shares owned beneficially by each director, (iii) the number and percentage of shares owned beneficially by all officers and directors as a group:

     Name/Address of                      Number of Shares
     Beneficial Owner                    Beneficially Owned     Percent of Class
     ----------------                    ------------------     ----------------

     St. Francis Resources, Inc.
     621 Seventeenth Street
     Suite 2150
     Denver, CO 80293                        2,415,255                78.6%

     Frank S. DiGrappa
     621 Seventeenth Street
     Suite 2150
     Denver, CO 80293                          182,000                   6%

     Thomas L. DiGrappa
     621 Seventeenth Street
     Suite 2150
     Denver, CO 80293                          220,000   (1)           6.8%

     Michael J. DiGrappa
     621 Seventeenth Street
     Suite 2150
     Denver, CO 80293                           10,000   (2)           0.3%

     All Officers and
     Directors as a Group                    2,827,255   (3)          86.9%

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT - (Continued)


     1. Includes 170,000 shares of Common Stock which may be acquired pursuant to the exercise of stock options.

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

                                               Great Northern Gas Company



Date: March 30, 1999                           By: /s/ Frank S. DiGrappa
--------------------                           ---------------------------------
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

     Signature                            Title                       Date
     ---------                            -----                       ----

/s/ Thomas L. DiGrappa
----------------------            President, Chief Operating      March 30, 1999
Thomas L. DiGrappa                Officer and Director


/s/ Frank S. DiGrappa
----------------------            Chief Executive Officer,        March 30, 1999
Frank S. DiGrappa                 Executive Vice-President,
                                  Treasurer and Director


/s/ Michael J. DiGrappa
-----------------------           Director                        March 30, 1999
Michael J. DiGrappa