Form 10QSB
period 1999-03-31
GREAT NORTHERN GAS CO
filed 1999-05-17
CIK 352684

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     of the Securities Exchange Act of 1934

For the Quarterly Period Ended:
           March 31, 1999                             Commission File No. 0-9675


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

                                     Shares                      As of Close of
 Title of Class                   Outstanding                      Business on

  Common Stock,
 $.01 Par Value                    3,074,690                       May 11, 1999


                    Page 1 of 9 sequentially numbered pages.

                           GREAT NORTHERN GAS COMPANY




                                      INDEX




PART I.        FINANCIAL INFORMATION                                Page No. (s)
                                                                    ------------

         Balance Sheets as of March 31, 1999
         and December 31, 1998 (Unaudited)                              3-4

         Statements of Operations for the Three
         Months Ended March 31, 1999 and 1998 (Unaudited)                5

         Statements of Cash Flows for the Three Months
         Ended March 31, 1999 and 1998 (Unaudited)                       6

         Notes to Unaudited Financial Statements for the Three Months
         Ended March 31, 1999 and 1998                                   7

         Management's Discussion and Analysis of
         Financial Condition and Results of Operations                   8


PART II.       OTHER INFORMATION                                         9

               SIGNATURES                                                9

                           GREAT NORTHERN GAS COMPANY
                                 BALANCE SHEETS
                      MARCH 31, 1999 AND DECEMBER 31, 1998
                                   (UNAUDITED)



                                     ASSETS
                                     ------


                                                        March 31,   December 31,
                                                          1999          1998
                                                          ----          ----

CURRENT ASSETS:
    Cash and cash equivalents                          $1,367,363     $2,075,657
    Accounts receivable:
         Oil and gas sales                                 17,612         24,469
         Joint interest billings                          164,522        162,349
    Note receivable - related party                       400,000           --
    Other                                                   9,619          9,619
                                                       ----------     ----------
                Total current assets                    1,959,116      2,272,094
                                                       ----------     ----------


PROPERTY AND EQUIPMENT, at cost:
    Oil and gas properties, accounted for
         using the full cost method                     2,301,071      2,054,565
    Furniture, fixtures and automobile                     60,105         60,105
                                                       ----------     ----------
                                                        2,361,176      2,114,670
    Less accumulated depreciation, depletion
         and amortization                                 935,631        899,775
                                                       ----------     ----------
            Net property and equipment                  1,425,545      1,214,895
                                                       ----------     ----------

                                                       $3,384,661     $3,486,989
                                                       ==========     ==========



         The accompanying notes to unaudited financial statements are an integral part of these statements.

                           GREAT NORTHERN GAS COMPANY
                           BALANCE SHEETS - CONTINUED
                      MARCH 31, 1999 AND DECEMBER 31, 1998
                                   (UNAUDITED)



                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------


                                                    March 31,       December 31,
                                                      1999             1998
                                                      ----             ----

CURRENT LIABILITIES:
    Accounts payable:
         Trade                                    $     13,198     $      6,485
         Oil and gas sales                             136,207          153,902
         Income taxes                                    2,247           10,847
         Other                                          70,579           71,704
                                                  ------------     ------------
                Total current liabilities              222,231          242,938
                                                  ------------     ------------

DEFERRED INCOME TAXES                                  171,549          201,128
                                                  ------------     ------------

STOCKHOLDERS' EQUITY:
    Common Stock, $.01 par value;
      authorized 50,000,000 shares,
      issued 3,074,690 shares at
      March 31, 1999 and 3,079,710
      shares at December 31, 1998                       30,747           30,797
    Additional paid-in-capital                      38,676,294       38,680,024
    Accumulated deficit                            (35,716,160)     (35,667,898)
                                                  ------------     ------------

            Total stockholders' equity               2,990,881        3,042,923
                                                  ------------     ------------

                                                  $  3,384,661     $  3,486,989
                                                  ============     ============





         The accompanying notes to unaudited financial statements are an integral part of these statements.

                           GREAT NORTHERN GAS COMPANY
                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (UNAUDITED)



                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                        1999            1998
                                                        ----            ----

REVENUES:
    Oil and gas sales                               $    60,961     $   171,102
    Interest and other income                            28,631          27,059
                                                    -----------     -----------
                                                         89,592         198,161
                                                    -----------     -----------


EXPENSES:
    Lease operating                                      23,941          63,399
    Production taxes                                      4,292          13,370
    Depreciation, depletion and amortization             35,856          60,113
    General and administrative                          103,344         112,952
                                                    -----------     -----------
                                                        167,433         249,834
                                                    -----------     -----------

LOSS BEFORE INCOME TAXES                                (77,841)        (51,673)

INCOME TAX BENEFIT                                       29,579          19,636
                                                    -----------     -----------

NET LOSS                                            $   (48,262)    $   (32,037)
                                                    ===========     ===========

LOSS PER COMMON SHARE                               $      (.02)    $      (.01)
                                                    ===========     ===========

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING                                          3,079,037       3,161,401
                                                    ===========     ===========




         The accompanying notes to unaudited financial statements are an integral part of these statements.


                                 GREAT NORTHERN GAS COMPANY
                                  STATEMENTS OF CASH FLOWS
                     FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                         (UNAUDITED)

                                                                  Three Months Ended March 31,
                                                                  ----------------------------
                                                                       1999          1998
                                                                       ----          ----

CASH FLOWS FROM OPERATING
 ACTIVITIES:
    Net loss                                                      $   (48,262)   $   (32,037)
    Adjustments to reconcile net earnings to net cash
     provided by (used in) operating activities:
         Depreciation, depletion and amortization                      35,856         60,113
         Decrease in accounts receivable                                4,684         47,707
         Decrease in current liabilities                              (20,707)       (90,404)
         Deferred income tax benefit                                  (29,579)       (19,636)
                                                                  -----------    -----------
            Net cash used in operating activities                     (58,008)       (34,257)
                                                                  -----------    -----------

CASH FLOWS FROM INVESTING
 ACTIVITIES:
    Issuance of note receivable to related party                     (400,000)          --
    Proceeds from sale of oil and gas properties                         --        1,136,046
    Additions to property and equipment                              (246,506)      (235,780)
    Purchase of short-term investments                                   --       (1,136,046)
                                                                  -----------    -----------
            Net cash provided by (used in) investing activities      (646,506)      (235,780)
                                                                  -----------    -----------

CASH FLOWS FROM FINANCING
 ACTIVITIES
    Repurchase of Common Stock                                         (3,780)      (286,455)
                                                                  -----------    -----------
         Net cash provided by (used in) financing activities           (3,780)      (286,455)
                                                                  -----------    -----------

DECREASE IN CASH AND
 CASH EQUIVALENTS                                                    (708,294)      (556,492)

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                                2,075,657      1,812,386
                                                                  -----------    -----------

CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                                                    $ 1,367,363    $ 1,255,894
                                                                  ===========    ===========



         The accompanying notes to unaudited financial statements are an integral part of these statements.

                                       6

                           GREAT NORTHERN GAS COMPANY
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998


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

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these financial statements be read in conjunction with the December 31, 1998 financial statements and the notes thereto as reported on the Company's Annual Report on Form 10-KSB.

     Results of operations for the three month period ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

Note 2 - Income Taxes
---------------------

     The Company's net deferred tax liability at March 31, 1999 and December 31, 1998 primarily relates to book basis being in excess of tax basis partially offset by loss carryforwards.

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

Note 4 - Repurchase of Common Stock
-----------------------------------

     During the first quarter of 1999 the Company repurchased 5,020 shares of the Company's Common Stock. The shares were retired.

                           GREAT NORTHERN GAS COMPANY
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998


Note 5 - Issuance of Short Term Note to Related Party
-----------------------------------------------------

     During the first quarter of 1999 the Company issued a short term interest bearing note to one of the officers of the Company. The interest rate is variable as published by Merrill Lynch.


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources
-------------------------------

     At March 31, 1999 the Company had working capital of $1,736,885 compared to working capital of $2,029,156 at December 31, 1998. The decrease in working capital is primarily related to the additions to property and equipment and also the decreased revenues generated by oil and gas sales.

     Net cash used in operating activities was $458,000 for the first three months of 1999 compared to net cash used in operating activities of $34,257 for the comparable period of 1998. Such change is primarily due to the issuance of the short term note and also the reduction in oil and gas revenues.

Analysis of Results of Operations
---------------------------------

     The $60,961 in oil and gas sales for the first three months of 1999 is $110,141 less than for the same period in 1998 primarily due to the sale of Haybarn and East Plateau properties in 1998. Lease operating expenses are less than 1998 also mainly due to the sale of Haybarn and East Plateau properties in 1998. General and administrative expenses for the three months ended March 31, 1999 decreased compared to the same period in 1998 mainly due to bonuses and audit expenses paid in 1998.

Management's Assessment of Year 2000 Issues
-------------------------------------------

     The Company is aware of and has evaluated the Year 2000 issues. The Company's own systems are compliant with Year 2000. The Company has also confirmed with outside sources of their Year 2000 readiness.

                           PART II - OTHER INFORMATION



Items 1 thru 5 not applicable.

Item 6 - Exhibits and Reports on Form 8-K

     None.



                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             GREAT NORTHERN GAS COMPANY
                                             (Registrant)



Dated:  May 13, 1999                         By: /s/ Frank S. DiGrappa
        -------------                           --------------------------------
                                                  Frank S. DiGrappa
                                                  Chairman of the Board,
                                                  and Treasurer



Dated:  May 13, 1999                         By: /s/ Thomas L. DiGrappa
        -------------                           --------------------------------
                                                  Thomas L. DiGrappa
                                                  President and Chief
                                                  Operating Officer