Form 10QSB
period 1999-06-30
GREAT NORTHERN GAS CO
filed 1999-08-16
CIK 352684

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     of the Securities Exchange Act of 1934

For the Quarterly Period Ended:
           June 30, 1999                              Commission File No. 0-9675


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

                             621 Seventeenth Street
                                   Suite 2150
                             Denver, Colorado 80293
                             ----------------------
               (Address of principal executive offices) (Zip Code)

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

                                     Shares                    As of Close of
 Title of Class                    Outstanding                  Business on

Common Stock,
$.01 Par Value                       3,074,690                  August 9, 1999



                    Page 1 of 10 sequentially numbered pages.

                           GREAT NORTHERN GAS COMPANY




                                      INDEX




PART I. FINANCIAL INFORMATION                                   Page No. (s)
                                                                ------------

         Balance Sheets as of June 30, 1999
         and December 31, 1998 (Unaudited)                            3-4

         Statements of Operations for the Three
         Months Ended June 30, 1999 and 1998 (Unaudited)               5

         Statements of Operations for the Six
         Months Ended June 30, 1999 and 1998 (Unaudited)               6

         Statements of Cash Flows for the Six Months
         Ended June 30, 1999 and 1998 (Unaudited)                      7

         Notes to Unaudited Financial Statements for the
         Six Months Ended June 30, 1999 and 1998                       8

         Management's Discussion and Analysis of
         Financial Condition and Results of Operations                 9


PART II. OTHER INFORMATION                                            10

         SIGNATURES                                                   10

                           GREAT NORTHERN GAS COMPANY
                                 BALANCE SHEETS
                       JUNE 30, 1999 AND DECEMBER 31, 1998
                                   (UNAUDITED)



                                     ASSETS
                                     ------


                                                        June 30,    December 31,
                                                          1999          1998
                                                       ----------   ------------
CURRENT ASSETS:
    Cash and cash equivalents                          $1,277,077     $2,075,657
    Accounts receivable:
         Oil and gas sales                                 38,483         24,469
         Joint interest billings                          170,269        162,349
    Note receivable - related party                       400,000           --
    Other                                                   9,619          9,619
                                                       ----------     ----------
            Total current assets                        1,895,448      2,272,094
                                                       ----------     ----------


PROPERTY AND EQUIPMENT, at cost:
    Oil and gas properties, accounted for
         using the full cost method                     2,349,017      2,054,565
    Furniture, fixtures and automobile                     60,105         60,105
                                                       ----------     ----------
                                                        2,409,122      2,114,670
    Less accumulated depreciation, depletion
         and amortization                                 973,620        899,775
                                                       ----------     ----------
            Net property and equipment                  1,435,502      1,214,895
                                                       ----------     ----------

                                                       $3,330,950     $3,486,989
                                                       ==========     ==========







         The accompanying notes to unaudited financial statements are an integral part of these statements.

                           GREAT NORTHERN GAS COMPANY
                           BALANCE SHEETS - CONTINUED
                       JUNE 30, 1999 AND DECEMBER 31, 1998
                                   (UNAUDITED)



                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------


                                                   June 30,        December 31,
                                                    1999               1998
                                                 ------------      ------------
CURRENT LIABILITIES:
    Accounts payable:
         Trade                                   $     25,325      $      6,485
         Oil and gas sales                            130,464           153,902
         Income taxes                                    --              10,847
         Other                                         68,592            71,704
                                                 ------------      ------------
            Total current liabilities                 224,381           242,938
                                                 ------------      ------------

DEFERRED INCOME TAXES                                 150,321           201,128
                                                 ------------      ------------

STOCKHOLDERS' EQUITY:
    Common Stock, $.01 par value;
      authorized 50,000,000 shares,
      issued 3,074,690 shares at
      June 30, 1999 and 3,079,710
      shares at December 31, 1998                      30,747            30,797
    Additional paid-in-capital                     38,676,294        38,680,024
    Accumulated deficit                           (35,750,793)      (35,667,898)
                                                 ------------      ------------

            Total stockholders' equity              2,956,248         3,042,923
                                                 ------------      ------------

                                                 $  3,330,950      $  3,486,989
                                                 ============      ============





         The accompanying notes to unaudited financial statements are an integral part of these statements.

                           GREAT NORTHERN GAS COMPANY
                            STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)



                                                    Three Months Ended June 30,
                                                    ---------------------------
                                                       1999            1998
                                                    -----------     -----------
REVENUES:
    Oil and gas sales                               $   113,201     $   143,957
    Interest and other income                            19,896          39,645
                                                    -----------     -----------
                                                        133,097         183,602
                                                    -----------     -----------


EXPENSES:
    Lease operating                                      46,591          44,062
    Production taxes                                      7,534          10,835
    Depreciation, depletion and amortization             37,989          34,878
    General and administrative                           96,844         100,848
                                                    -----------     -----------
                                                        188,958         190,623
                                                    -----------     -----------

LOSS BEFORE INCOME TAXES                                (55,861)         (7,021)

INCOME TAX BENEFIT                                       21,228           2,668
                                                    -----------     -----------

NET LOSS                                            $   (34,633)    $    (4,353)
                                                    ===========     ===========

LOSS PER COMMON SHARE                               $      (.01)    $         *
                                                    ===========     ===========

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING                                          3,074,690       3,115,830
                                                    ===========     ===========



* Less than $ .01 per share





         The accompanying notes to unaudited financial statements are an integral part of these statements.

                           GREAT NORTHERN GAS COMPANY
                            STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)



                                                     Six Months Ended June 30,
                                                    ---------------------------
                                                       1999            1998
                                                    -----------     -----------
REVENUES:
    Oil and gas sales                               $   174,162     $   315,059
    Interest and other income                            48,527          66,704
                                                    -----------     -----------
                                                        222,689         381,763
                                                    -----------     -----------


EXPENSES:
    Lease operating                                      70,532         107,461
    Production taxes                                     11,826          24,205
    Depreciation, depletion and amortization             73,845          94,991
    General and administrative                          200,188         213,800
                                                    -----------     -----------
                                                        356,391         440,457
                                                    -----------     -----------

LOSS BEFORE INCOME TAXES                               (133,702)        (58,694)

INCOME TAX BENEFIT                                       50,807          22,304
                                                    -----------     -----------

NET LOSS                                            $   (82,895)    $   (36,390)
                                                    ===========     ===========

LOSS PER COMMON SHARE                               $      (.03)    $      (.01)
                                                    ===========     ===========

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING                                          3,076,851       3,138,490
                                                    ===========     ===========









         The accompanying notes to unaudited financial statements are an integral part of these statements.


                                   GREAT NORTHERN GAS COMPANY
                                    STATEMENTS OF CASH FLOWS
                         FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                           (UNAUDITED)

                                                                        Six Months Ended June 30,
                                                                  ------------------------------------
                                                                      1999                    1998
                                                                  -----------              -----------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
    Net loss                                                      $   (82,895)             $   (36,390)
    Adjustments to reconcile net earnings to net cash
     used in operating activities:
         Depreciation, depletion and amortization                      73,845                   94,991
         Increase in accounts receivable                              (21,934)                  (5,231)
         Decrease in current liabilities                              (18,557)                (142,724)
         Deferred income tax benefit                                  (50,807)                 (22,304)
                                                                  -----------              -----------
            Net cash used in operating activities                    (100,348)                (111,658)
                                                                  -----------              -----------

CASH FLOWS FROM INVESTING
 ACTIVITIES:
    Issuance of note receivable to related party                     (400,000)                    --
    Proceeds from sale of oil and gas properties                         --                  1,206,046
    Additions to property and equipment                              (294,452)                (268,025)
    Purchase of short-term investments                                   --                 (1,146,450)
                                                                  -----------              -----------
            Net cash used in investing activities                    (694,452)                (208,429)
                                                                  -----------              -----------

CASH FLOWS FROM FINANCING
 ACTIVITIES:
    Repurchase of Common Stock                                         (3,780)                (287,205)
                                                                  -----------              -----------
         Net cash used in financing activities                         (3,780)                (287,205)
                                                                  -----------              -----------

DECREASE IN CASH AND
 CASH EQUIVALENTS                                                    (798,580)                (607,292)

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                                2,075,657                1,812,386
                                                                  -----------              -----------

CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                                                    $ 1,277,077              $ 1,205,094
                                                                  ===========              ===========





                 The accompanying notes to unaudited financial statements are an integral part of these statements.


                                             Page 7

                           GREAT NORTHERN GAS COMPANY
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998


Note 1 - Financial Statements - Basis of Presentation
-----------------------------------------------------

     Great Northern Gas Company (the "Company") is engaged in the business of oil and gas exploration, development and production.

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

     Results of operations for the six month period ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

Note 2 - Income Taxes
---------------------

     The Company's net deferred tax liability at June 30, 1999 and December 31, 1998 primarily relates to book basis being in excess of tax basis partially offset by loss carryforwards.

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

Note 4 - Repurchase of Common Stock
-----------------------------------

     During the first and second quarters of 1999 the Company repurchased 5,020 shares of the Company's Common Stock. The shares were retired.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources
-------------------------------

     At June 30, 1999 the Company had working capital of $1,671,067 compared to working capital of $2,029,156 at December 31, 1998. The decrease in working capital is primarily related to the additions to property and equipment and also the decreased revenues generated by oil and gas sales.

     Net cash used in operating activities was $100,348 for the first six months of 1999 compared to net cash used in operating activities of $111,658 for the comparable period of 1998. Such change is primarily due to the reduction in oil and gas revenues.

Analysis of Results of Operations
---------------------------------


Three Months Ended June 30, 1999
--------------------------------

     The $113,201 in oil and gas sales for the three months ended June 30, 1999 is $30,756 less than for the same period in 1998 primarily due to the decrease in production and a reduction in price received in the Company's Oklahoma properties. The $19,896 in interest and other income decreased by $19,749 mainly due to interest income that was generated by the funds in escrow from the Haybarn sale. Lease operating expenses are $2,529 more than 1998. General and administrative expenses for the three months ended June 30, 1999 decreased by $4,004 compared to the same period in 1998.

Six Months Ended June 30, 1999
------------------------------

     The $174,162 in oil and gas sales for the first six months in 1999 is $140,897 less than for the same period in 1998 primarily due to the decrease in production and a reduction in price received in the Company's Oklahoma properties and also to the sale of the Haybarn and East Plateau properties in 1998. Interest has decreased mainly due to interest income that was generated by the funds in escrow from the Haybarn sale. Lease operating expenses are $36,929 less than 1998 primarily due to the sale of the Haybarn and East Plateau properties. Production taxes have decreased also due to the sale. General and administrative expenses for the first six months in 1999 decreased by $13,612 compared to the same period in 1998 mainly due to the decrease in professional fees.

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


                                           GREAT NORTHERN GAS COMPANY
                                           (Registrant)



Dated:                , 1999               By:  /s/  Frank S. DiGrappa
        --------------                          --------------------------------
                                                Frank S. DiGrappa
                                                Chairman of the Board,
                                                and Treasurer



Dated:                , 1999               By:  /s/  Thomas L. DiGrappa
        --------------                          --------------------------------
                                                Thomas L. DiGrappa
                                                President and Chief
                                                Operating Officer