Form 10QSB
period 1999-09-30
GREAT NORTHERN GAS CO
filed 1999-11-29
CIK 352684

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     of the Securities Exchange Act of 1934

For the Quarterly Period Ended:
  September 30, 1999                                  Commission File No. 0-9675


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

                                   Shares                       As of Close of
 Title of Class                  Outstanding                      Business on

Common Stock,
$.01 Par Value                    3,074,690                     November 11 1999


                    Page 1 of 10 sequentially numbered pages.

                           GREAT NORTHERN GAS COMPANY




                                      INDEX




PART I.       FINANCIAL INFORMATION                                 Page No. (s)
                                                                    ------------

         Balance Sheets as of September 30, 1999
         and December 31, 1998 (Unaudited)                              3-4

         Statements of Operations for the Three
         Months Ended September 30, 1999 and 1998 (Unaudited)            5

         Statements of Operations for the Nine
         Months Ended September 30, 1999 and 1998 (Unaudited)            6

         Statements of Cash Flows for the Nine Months
         Ended September 30, 1999 and 1998 (Unaudited)                   7

         Notes to Unaudited Financial Statements for the
         Nine Months Ended September 30, 1999 and 1998                   8

         Management's Discussion and Analysis of
         Financial Condition and Results of Operations                   9


PART II.      OTHER INFORMATION                                         10

                SIGNATURES                                              10

                           GREAT NORTHERN GAS COMPANY
                                 BALANCE SHEETS
                    SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
                                   (UNAUDITED)



                                     ASSETS
                                     ------


                                                     September 30,  December 31,
                                                         1999           1998
                                                      ----------     ----------

CURRENT ASSETS:
    Cash and cash equivalents                         $1,430,130     $2,075,657
    Accounts receivable:
         Oil and gas sales                                48,872         24,469
         Joint interest billings                         170,608        162,349
    Note receivable - related party                      200,000           --
    Other                                                  9,619          9,619
                                                      ----------     ----------
            Total current assets                       1,859,229      2,272,094
                                                      ----------     ----------


PROPERTY AND EQUIPMENT, at cost:
    Oil and gas properties, accounted for
         using the full cost method                    2,363,350      2,054,565
    Furniture, fixtures and automobile                    60,105         60,105
                                                      ----------     ----------
                                                       2,423,455      2,114,670
    Less accumulated depreciation, depletion
         and amortization                              1,007,266        899,775
                                                      ----------     ----------
            Net property and equipment                 1,416,189      1,214,895
                                                      ----------     ----------

                                                      $3,275,418     $3,486,989
                                                      ==========     ==========


         The accompanying notes to unaudited financial statements are an integral part of these statements.

                           GREAT NORTHERN GAS COMPANY
                           BALANCE SHEETS - CONTINUED
                    SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
                                   (UNAUDITED)



                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------


                                                 September 30,     December 31,
                                                     1999              1998
                                                 ------------      ------------
CURRENT LIABILITIES:
    Accounts payable:
         Trade                                   $     22,326      $      6,485
         Oil and gas sales                            126,909           153,902
         Income taxes                                    --              10,847
         Other                                         72,072            71,704
                                                 ------------      ------------
            Total current liabilities                 221,307           242,938
                                                 ------------      ------------

DEFERRED INCOME TAXES                                 128,841           201,128
                                                 ------------      ------------

STOCKHOLDERS' EQUITY:
    Common Stock, $.01 par value;
      authorized 50,000,000 shares,
      issued 3,074,690 shares at
      September 30, 1999 and 3,079,710
      shares at December 31, 1998                      30,747            30,797
    Additional paid-in-capital                     38,676,294        38,680,024
    Accumulated deficit                           (35,781,771)      (35,667,898)
                                                 ------------      ------------

            Total stockholders' equity              2,925,270         3,042,923
                                                 ------------      ------------

                                                 $  3,275,418      $  3,486,989
                                                 ============      ============



         The accompanying notes to unaudited financial statements are an integral part of these statements.

                           GREAT NORTHERN GAS COMPANY
                            STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)



                                                Three Months Ended September 30,
                                                     1999             1998
                                                  -----------     -----------
REVENUES:
    Oil and gas sales                             $   109,122     $   135,413
    Interest and other income                          19,982          40,891
                                                  -----------     -----------
                                                      129,104         176,304
                                                  -----------     -----------


EXPENSES:
    Lease operating                                    52,299          36,807
    Production taxes                                    4,275           9,320
    Depreciation, depletion and amortization           33,646          55,837
    General and administrative                         88,849         386,909
                                                  -----------     -----------
                                                      179,069         488,873
                                                  -----------     -----------

LOSS BEFORE INCOME TAXES                              (49,965)       (312,569)

INCOME TAX BENEFIT                                     18,987         118,815
                                                  -----------     -----------

NET LOSS                                          $   (30,978)    $  (193,754)
                                                  ===========     ===========

LOSS PER COMMON SHARE                             $      (.01)    $      (.06)
                                                  ===========     ===========

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING                                        3,074,690       3,093,241
                                                  ===========     ===========




         The accompanying notes to unaudited financial statements are an integral part of these statements.

                           GREAT NORTHERN GAS COMPANY
                            STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)



                                                 Nine Months Ended September 30,
                                                      1999            1998
                                                  -----------     -----------
REVENUES:
    Oil and gas sales                             $   283,284     $   450,472
    Interest and other income                          68,509         107,595
                                                  -----------     -----------
                                                      351,793         558,067
                                                  -----------     -----------


EXPENSES:
    Lease operating                                   122,831         144,268
    Production taxes                                   16,101          33,525
    Depreciation, depletion and amortization          107,491         150,828
    General and administrative                        289,037         600,709
                                                  -----------     -----------
                                                      535,460         929,330
                                                  -----------     -----------

LOSS BEFORE INCOME TAXES                             (183,667)       (371,263)

INCOME TAX BENEFIT                                     69,794         141,119
                                                  -----------     -----------

NET LOSS                                          $  (113,873)    $  (230,144)
                                                  ===========     ===========

LOSS PER COMMON SHARE                             $      (.04)    $      (.07)
                                                  ===========     ===========

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING                                        3,076,123       3,123,241
                                                  ===========     ===========




         The accompanying notes to unaudited financial statements are an integral part of these statements.



                                 GREAT NORTHERN GAS COMPANY
                                  STATEMENTS OF CASH FLOWS
                    FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                         (UNAUDITED)

                                                                Nine Months Ended September 30,
                                                                      1999           1998
                                                                  -----------    -----------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
    Net loss                                                      $  (113,873)   $  (230,144)
    Adjustments to reconcile net earnings to net cash
     used in operating activities:
         Depreciation, depletion and amortization                     107,491        150,828
         Decrease (increase) in accounts receivable                   (32,662)        47,048
         Decrease in current liabilities                              (21,631)       (95,061)
         Deferred income tax benefit                                  (72,287)      (141,119)
                                                                  -----------    -----------
            Net cash used in operating activities                    (132,962)      (268,448)
                                                                  -----------    -----------

CASH FLOWS FROM INVESTING
 ACTIVITIES:
    Issuance of note receivable to related party                     (400,000)          --
    Repayment of note receivable by related party                    (200,000)          --
    Proceeds from sale of oil and gas properties                         --        1,206,046
    Additions to property and equipment                              (308,785)      (273,363)
                                                                  -----------    -----------
            Net cash (used in) provided by investing activities      (508,785)       932,683
                                                                  -----------    -----------

CASH FLOWS FROM FINANCING
 ACTIVITIES:
    Repurchase of Common Stock                                         (3,780)      (321,322)
                                                                  -----------    -----------
         Net cash used in financing activities                         (3,780)      (321,322)
                                                                  -----------    -----------

INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                                    (645,527)       342,913

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                                2,075,657      1,812,386
                                                                  -----------    -----------

CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                                                    $ 1,430,130    $ 2,155,299
                                                                  ===========    ===========



         The accompanying notes to unaudited financial statements are an integral part of these statements.

                                       7

                           GREAT NORTHERN GAS COMPANY
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998


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

     Results of operations for the nine month period ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

Note 2 - Income Taxes
---------------------

     The Company's net deferred tax liability at September 30, 1999 and December 31, 1998 primarily relates to book basis being in excess of tax basis partially offset by loss carryforwards.

Note 3 - Sale of Properties
---------------------------

     On March 13, 1998, the Company closed on the sale of its interest in all the Haybarn properties in Freemont County, Wyoming. These properties were acquired in June of 1997. These properties were sold for $1,136,046. On June 1, 1998, the Company closed on the sale of its interest in all the East Plateau properties in Mesa County, Colorado. These properties were sold for $70,000. The proceeds have been recorded as a reduction of the full cost pool.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources
-------------------------------

     At September 30, 1999 the Company had working capital of $1,637,922 compared to working capital of $2,029,156 at December 31, 1998. The decrease in working capital is primarily related to the additions to property and equipment, and a loan made to a related party.

     Net cash used in operating activities was $132,962 for the first nine months of 1999 compared to net cash used in operating activities of $268,448 for the comparable period of 1998. During 1998 bonuses were paid related to the sale of properties (see note 3) combined with an increase in accounts receivable and a reduction in accounts payable in 1999.

Analysis of Results of Operations
---------------------------------


Three Months Ended September 30, 1999
-------------------------------------

     The $109,122 in oil and gas sales for the three months ended September 30, 1999 is $26,291 less than for the same period in 1998 primarily due to the decrease in production from the sale of properties and a reduction in price received in the Company's Oklahoma properties. The $19,982 in interest and other income is $20,909 less than 1998 mainly due to interest income that was generated by the funds in escrow from the Haybarn sale. Lease operating expenses are $15,492 more than 1998 due to an increase in costs. General and administrative expenses for the three months ended September 30, 1999 decreased by $298,060 compared to the same period in 1998 because of bonuses paid in 1998 related to the sale of properties.

Nine Months Ended September 30, 1999
------------------------------------

     The $283,284 in oil and gas sales for the first nine months in 1999 is $167,188 less than for the same period in 1998 primarily due to the decrease in production from the sale of properties and a reduction in price received in the Company's Oklahoma properties and also to the sale of the Haybarn and East Plateau properties in 1998. Interest and other income has decreased mainly due to interest income that was generated by the funds in escrow from the Haybarn sale. Lease operating expenses are $21,437 less than 1998 primarily due to the sale of the Haybarn and East Plateau properties partially offset by an increase in costs. Production taxes have decreased also due to the sale. General and administrative expenses for the first nine months in 1999 decreased by $311,672 compared to the same period in 1998 mainly due to the bonuses paid in conjunction with the sale of property.

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


                                               GREAT NORTHERN GAS COMPANY
                                               (Registrant)



Dated: November 29, 1999                       By: /s/ Frank S. DiGrappa
------------------------                       -------------------------
                                               Frank S. DiGrappa
                                               Chairman of the Board,
                                               and Treasurer



Dated: November 29, 1999                       By: /s/ Thomas L. DiGrappa
------------------------                       --------------------------
                                               Thomas L. DiGrappa
                                               President and Chief
                                               Operating Officer