Form 10KSB
period 1999-12-31
GREAT NORTHERN GAS CO
filed 2000-03-30
CIK 352684

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1999

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

Indicate by check mark if disclosures of delinquent filers pursuant to item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Registrant's revenues for its most recent fiscal year were $496,968. Aggregate market value of the voting stock held by non-affiliates of the Registrant on March 15, 2000 was approximately $322,000 based on the most recent price for which the stock was sold.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the last practicable date.



                                                          Outstanding
            Class                                        March 15, 2000
            -----                                        --------------
     Common Stock, $.01 Par Value                       3,072,690 shares

                     NO DOCUMENTS INCORPORATED BY REFERENCE

================================================================================

Page 1 of 24 sequentially numbered pages.

                                     PART I

ITEM 1.   BUSINESS

Forward Looking Statement
-------------------------

Statements made in this form 10-KSB that are not historical or current fact are "Forward-Looking Statements" made pursuant to the safe harbor provisions in the federal securities laws. These statements often can be identified by the use of terms such as "may", "will", "expect", "anticipate", "estimate", or "continue", or the negative thereof. Such forward-looking statements speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond the control of the company that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. The company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

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

During 1999 the Company purchased for $173,000 leases for unproved prospects in Colorado and Kansas, and $200,000 for proved producing reserves in Kansas.

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

As of March 15, 2000 the Company had three full-time employees and one full-time geologic consultant. Current Directors are Frank S. DiGrappa, Chairman of the Board, Executive Vice-President and Treasurer, Thomas L. DiGrappa, Chief Operating Officer and President and Michael J. DiGrappa. The Company engages the services of independent accountants, geologists, engineers and land consultants from time to time to assist in its operations.

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

Gas contracts may be generally renewed monthly to allow for monthly price and volume adjustments. During the years ended December 31, 1999 and 1998 there were no long-term contracts and substantially all of the oil and gas revenues were from sales to two and four purchasers, respectively.

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

Financial Information About Foreign and Domestic Operations and Export Sales
----------------------------------------------------------------------------

The Company currently owns approximately 8.86% interest in Teton Petroleum, which owns a 71% interest in a Russian Stock Company. The Russian Stock Company owns a producing license in Western Siberia currently making 650 barrels of oil per day. The Company has no basis recorded nor revenues recorded related to this investment.

ITEM 2.   PROPERTIES
Oil and Gas Properties

All of the Company's oil and gas properties, reserves and activities are located onshore in the continental United States.

Acreage

As of December 31, 1999 the Company held developed and undeveloped interests in oil and gas leases as follows:

                                           Acreage
                     --------------------------------------------------------
                          Producing                       Non-producing
                     ---------------------           ------------------------
                     Gross(1)       Net(2)           Gross(1)         Net (3)
                     --------       ------           --------         -------

Colorado                80            60              32,000         32,000

Oklahoma               920           423                  --             --

Utah                 1,100         1,100                  --             --

Wyoming                 --            --              15,000         15,000

Kansas               4,900         1,225               8,475            980


(1) The number of gross acres is the total number of acres in which working interests are owned.

(2) The number of net acres is the sum of the fractional working interests owned by the Company in the gross acreage.

Exploratory and Development Wells Drilled
-----------------------------------------

During the year ended December 31, 1999 one dry hole was drilled on a farmed-out portion of the Company's Meade/Kiowa Prospect. The Company had a 6.5% cost of participation in said well.

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

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

(a)      Market Information

         (1) (I) Traded in the U.S. - During 1999, the Company's Common Stock was listed on the Pacific Stock Exchange under the symbol "GTG".

              (ii) Price Range of High and Low Bid Prices of Common Shares

                            1999                                 1998
                    ---------------------               -----------------------
    Quarter         High             Low                High              Low
    -------         ----             ---                ----              ---

      1st           $.75             $.75               $1.50             $1.25
      2nd           $.75             $.75               $1.50             $1.25
      3rd           $.75             $.75               $1.25             $1.00
      4th           $.75             $.75               $1.00             $.875

The foregoing prices represent interdealer quotations without retail mark-ups, mark-downs or commissions and do not necessarily represent actual transactions.

(b) Holders

     At March 15, 2000 there were approximately 400 shareholders of record of the Company's Common Stock.

(c) No Common Stock dividends have been declared or paid by the Company.




ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATIONS

Liquidity and Capital Resources

At December 31, 1999 the Company had working capital of $1,376,062 compared to working capital of $2,029,156 at December 31, 1998. Net cash used in operating activities was $64,455 for 1999 compared to net cash used in operating activities of $309,663 for 1998.

Net cash used in investing activities was $489,841 for 1999 compared to net cash provided of $899,101 for 1998. Proceeds from the sale of properties in 1999 were $143,391 and additions to property and equipment were $633,232. Proceeds from the sale of properties and equipment in 1998 were $1,006,036 and additions to property and equipment were $106,935. Net cash used in financing activities decreased to $5,280 for 1999 from $326,167 for 1998. Such amounts are a result of a program to purchase outstanding common stock from the shareholders of the Company.

Analysis of Results of Operations
---------------------------------

Oil and gas sales for the year ended December 31, 1999 have decreased $403,555 compared to 1999 due in part by the sale in 1999 of the Company's South Rangely Unit as well as a reduction in the production from the Company's Oklahoma Properties. Production taxes, lease operating expenses, general and administrative expenses, and depreciation, depletion, and amortization have all decreased as well due to reduced production.

During 1998 the Company sold its Hay Barn Area properties for $1,136,046. Because said sale represented approximately 25% of the Company?s reserves fair value at the time, a gain of $477,332 was recorded.

Average Sales Price, Production Cost and Depletion Expense
----------------------------------------------------------

The following is the Company's average sales price, average production cost and average depletion expense per thousand cubic feet (MCF) of natural gas produced for the years ended December 31:

                                                1999               1998
                                               -------            -------

Average sales price                            $  2.41            $  1.89
                                               =======            =======

Average production cost                        $  1.05            $  1.11
                                               =======            =======

Average depletion expense                      $   .78            $   .50
                                               =======            =======

Impact of Inflation and Changing Prices
---------------------------------------

During the two years ended December 31,1999 and 1998, inflation has not had a significant impact on the Company's financial condition. Fluctuating prices for natural gas over the past several years and the current oversupply of natural gas have affected the Company's recent revenues. The costs of acquiring leases and drilling wells have fluctuated with prices.

ITEM  7.   FINANCIAL STATEMENTS


                           GREAT NORTHERN GAS COMPANY
                          INDEX TO FINANCIAL STATEMENTS






                                                                         PAGE


         Report of Independent Public Accountants                          8

         Balance Sheet as of December 31, 1999                             9

         Statements of Earnings for the Years Ended
         December 31, 1999 and 1998                                       10

         Statements of Stockholders' Equity for the
         Years Ended December 31, 1999 and 1998                           11

         Statements of Cash Flows for the Years Ended
         December 31, 1999 and 1998                                       12

         Notes to Financial Statements for the Years
         Ended December 31, 1999 and 1998                                13-19

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Great Northern Gas Company:

We have audited the balance sheet of Great Northern Gas Company as of December 31, 1999 and the related statements of earnings, stockholders' equity and cash flows for each of the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Great Northern Gas Company as of December 31, 1999, and the results of its operations and its cash flows for each of the years ended December 31, 1999 and 1998, in conformity with generally accepted accounting principles.



                                              CAUSEY DEMGEN AND MOORE, INC.


Denver, Colorado
March 15, 2000

                           GREAT NORTHERN GAS COMPANY
                                  BALANCE SHEET
                             AS OF DECEMBER 31, 1999

                                     ASSETS
                                     ------

CURRENT ASSETS:
  Cash and cash equivalents                                        $  1,516,081
  Accounts receivable:
    Oil and gas sales                                                    43,836
    Joint interest billings                                               4,336
    Affiliate                                                             1,103
  Other                                                                   9,619
                                                                   ------------
         Total current assets                                         1,574,975
                                                                   ------------

PROPERTY AND EQUIPMENT, at cost:
  Oil and gas properties, accounted for using
    the full cost method                                              2,546,038
  Furniture, fixtures and automobile                                     35,433
                                                                   ------------
                                                                      2,581,471
  Less accumulated depreciation, depletion
    and amortization                                                  1,013,993
                                                                   ------------
         Net property and equipment                                   1,567,478
                                                                   ------------
                                                                   $  3,142,453
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
  Accounts payable:
    Oil and gas sales                                              $    124,360
    Taxes Payable                                                        64,886
    Other                                                                 9,667
                                                                   ------------
         Total current liabilities                                      198,913
                                                                   ------------

DEFERRED INCOME TAXES                                                    84,978
                                                                   ------------


STOCKHOLDERS' EQUITY:
  Common Stock, $.01 par value; authorized
    50,000,000 shares, issued and
    outstanding 3,072,690                                                30,727
  Additional paid-in capital                                         38,674,814
  Accumulated deficit                                               (35,846,979)
                                                                   ------------
         Total stockholders' equity                                   2,858,562
                                                                   ------------

                                                                    $ 3,142,453
                                                                    ===========


                 The accompanying notes to financial statements
                   are an integral part of this balance sheet.

                           GREAT NORTHERN GAS COMPANY
                             STATEMENTS OF EARNINGS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998



                                                        1999             1998
                                                    -----------      -----------

REVENUES:
  Oil and gas sales                                 $   402,879      $   806,434
  Gain on sale of properties and equipment                2,552          477,332
  Interest and other income                              91,537          156,081
                                                    -----------      -----------
                                                        496,968        1,439,847
                                                    -----------      -----------

COSTS AND EXPENSES:
  Lease operating                                       155,970          434,897
  Production taxes                                       19,957           40,447
  Depreciation, depletion and
    amortization                                        139,810          224,333
  General and administrative                            476,462          712,714
                                                    -----------      -----------
                                                        792,199        1,412,391
                                                    -----------      -----------

EARNINGS/LOSS BEFORE INCOME TAXES                      (295,231)          27,456
                                                    -----------      -----------

PROVISION FOR INCOME TAX EXPENSE(BENEFIT):
  Current                                                  --             10,847
  Deferred                                             (116,150)           8,967
                                                    -----------      -----------

                                                       (116,150)          19,814
                                                    -----------      -----------


NET  EARNINGS(LOSS)                                 $  (179,081)     $     7,642
                                                    ===========      ===========

BASIC EARNINGS(LOSS)  PER SHARE
 OF COMMON STOCK                                    $      (.06)     $      *
                                                    ===========      ===========

WEIGHTED AVERAGE SHARES OF
  COMMON STOCK OUTSTANDING                            3,075,360        3,112,419
                                                    ===========      ===========

* Less than $.01 per share








                 The accompanying notes to financial statements
                    are an integral part of these statements.




                                                   GREAT NORTHERN GAS COMPANY
                                               STATEMENTS OF STOCKHOLDERS' EQUITY
                                          FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                                              Additional
                                           Common Stock                        Paid in               Accumulated
                                   Shares                Amount                Capital                 Deficit
                                   ------                ------                -------                 -------
BALANCE AT
  DECEMBER 31, 1997               3,297,343           $     32,975           $ 39,004,013           $(35,675,540)

Shares acquired
   for retirement                  (217,633)                (2,178)              (323,989)                  --
Net earnings                           --                     --                     --                    7,642
                               ------------           ------------           ------------           ------------

BALANCE AT
  DECEMBER 31, 1998               3,079,710                 30,797             38,680,024            (35,667,898)

Shares acquired
   for retirement                    (7,020)                   (70)                (5,210)                  --
Net earnings                           --                     --                     --                 (179,081)
                               ------------           ------------           ------------           ------------

BALANCE AT
  DECEMBER 31, 1999               3,072,690           $     30,727           $ 38,674,814           $(35,846,979)
                               ============           ============           ============           ============








                                      The accompanying notes to financial statements
                                          are an integral part of these statements.



                                               GREAT NORTHERN GAS COMPANY
                                                STATEMENTS OF CASH FLOWS
                                     FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                                      1999                     1998
                                                                   -----------              -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings(loss)                                               $  (179,081)             $     7,642
  Adjustments to reconcile net earnings(loss)
  to net cash used in operating activities:
         Gain on sale of property and equipment                         (2,552)                (477,332)
         Depreciation, depletion and amortization                      139,810                  224,333
         Deferred income tax expense                                  (116,150)                   8,967
         Decrease in accounts receivable                               (30,071)                  43,285
         Decrease in current liabilities                               (44,025)                (116,558)
                                                                   -----------              -----------
   Net cash used in operating activities                              (232,069)                (309,663)
                                                                   -----------              -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of property and equipment                         143,391                1,006,036
  Additions to property and equipment                                 (465,618)                (106,935)
                                                                   -----------              -----------
  Net cash provided by (used in) investing activities                 (322,227)                 899,101
                                                                   -----------              -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repurchase of Common Stock                                            (5,280)                (326,167)
                                                                   -----------              -----------

INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS                       (559,576)                 263,271
                                                                   -----------              -----------

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF YEAR                                               2,075,657                1,812,386
                                                                   -----------              -----------
CASH AND CASH EQUIVALENTS
  AT END OF YEAR                                                   $ 1,516,081              $ 2,075,657
                                                                   ===========              ===========






                                 The accompanying notes to financial statements
                                    are an integral part of these statements.

                                                       12

                           GREAT NORTHERN GAS COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

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

Statements of Cash Flows
------------------------

Cash in excess of daily requirements is invested in money market accounts and commercial paper. Such investments with maturities of three months or less are deemed to be cash equivalents for purposes of the statements of cash flows. No cash was paid for interest during 1999 and 1998.

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

Fair Value of Financial Instruments
-----------------------------------

The carrying amounts of the Company?s financial instruments, namely cash and cash equivalents and short term investments held to maturity, approximate their fair values because of the short maturity of these instruments.

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

Earnings Per Share
------------------

The Company has adopted the provisions of SFAS 128, ?Earnings Per Share?. SFAS 128 requires entities to present both Basic Earnings Per Share (?EPS?) and Diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Potential dilution of securities exercisable into common stock were computed using the treasury stock method based on the average fair market value of the stock. In 1999 Diluted EPS was not presented as the calculation is anti-dilutive. In 1998, the effect on Basic EPS is immaterial.

                           GREAT NORTHERN GAS COMPANY
                   NOTES TO FINANCIAL STATEMENTS - (Continued)


2.  SALE OF OIL AND PROPERTIES

During 1998 the Company sold its Haybarn Area properties for $1,136,046. Because such sales represented approximately 25% of the Company's reserves fair value at the time, a gain of $477,332 was recorded. The Company also sold its East Plateau properties for $70,000.


3.  OIL AND GAS OPERATIONS

Capitalized costs and related accumulated depreciation, depletion and amortization pertaining to oil and gas properties at December 31, 1999 are set forth below:

    Capitalized costs:
      Evaluated                                           $ 2,320,629
      Unevaluated                                             225,409
    Less accumulated depreciation,
      depletion and amortization                             (989,723)
                                                          -----------
    Net capitalized costs                                 $ 1,556,315
                                                          ===========

Costs incurred in oil and gas operations are as follows for the years ended December 31:


                                                        1999            1998
                                                     ----------     -----------
    Oil and gas property acquisitions:
       Proved                                        $  205,601     $       --
       Unproved                                         187,157           2,831
    Exploration                                          26,776          24,470
    Development                                          46,084          79,634
                                                     ----------     -----------
                                                     $  465,618     $   106,935
                                                     ==========     ===========
         Average depletion expense per
           MCF of natural gas produced               $      .78     $       .50
                                                     ==========     ===========

The Company received 10 percent or more of its oil and gas revenues from the following customers for the years indicated.

                   Customer                1999             1998
                   --------                ----             ----

                      A                     46%              53%
                      B                     --%              31%
                      C                     35%              N/A

                           GREAT NORTHERN GAS COMPANY
                   NOTES TO FINANCIAL STATEMENTS - (Continued)

4.  COMMON STOCK-SALES, RETIREMENTS AND STOCK OPTIONS

During 1999 and 1998 the Company repurchased 7,020 and 217,633 shares of Common Stock, respectively, which were retired.

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

On July 11, 1994, the Company's shareholders approved a nonqualified stock option plan for key officers, employees and directors covering 500,000 shares of the Company's Common Stock. Options granted under the nonqualified plan to any one participant shall not exceed 200,000 shares. On October 4, 1994, 180,000 options were granted under this plan. Said options are exercisable at $1.00 per share, not less than six months nor more than ten years from the date of the grant. Options granted during 1994 were for restricted shares, which must be held for a minimum of two years. No options were granted or exercised in 1999 or 1998.

At December 31, 1998 and 1999 there were outstanding 180,000 options with a weighted average exercise price of $1.00.

5.  OVERRIDING ROYALTY PLAN

On September 15, 1989, the Company's shareholders approved an overriding royalty plan whereby the Company's President can assign overriding royalty interests from the Company's prospects to an overriding royalty plan for the benefit of qualified employees. Distributions from the plan are determined on a year-to-year basis and made only to current employees. During 1999 and 1998, $11,849 and $47,080 was paid to plan participants (See Note 8).

                           GREAT NORTHERN GAS COMPANY
                   NOTES TO FINANCIAL STATEMENTS - (Continued)

6.  INCOME TAXES

The Company's provision for income taxes at December 31, 1999 and 1998 includes deferred tax expense of approximately $116,150 and $8,967, respectively.

The difference between the provision for income taxes and the amount which would be determined by applying the statutory federal income tax rate to earnings before income taxes is analyzed below for the years ended December 31:

                                                                        1999               1998
                                                                    -----------        ------------
    Tax expense (benefit) by applying the statutory federal
      income tax rate to pretax accounting income                    $ (100,379)       $      9,610
    Increase (decrease) in tax from:
      State taxes                                                       (11,809)                824
      Other                                                              (3,962)              9,380
                                                                     ----------        ------------

                                                                     $ (116,150)       $     19,814
                                                                     ==========        ============

The Company's net deferred tax liability at December 31, 1999 and 1998 primarily relates to book basis being in excess of tax basis. Long-term deferred assets and liabilities are comprised of the following at December 31:

                                                                   1999              1998
                                                                ----------         ----------

      Book basis in excess of tax basis                         $ (256,435)        $ (266,918)
      Loss carry forwards                                          155,041             49,640
      Other                                                         16,416             16,150
                                                                ----------         ----------
           Net deferred tax liability                           $  (84,978)        $ (201,128)
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


7.    COMMITMENTS

The company leases office space under a lease agreement which expires August 31, 2002. Future minimum lease payments on the office lease amount to the following at December 13, 1999:

                               2000           $26,896
                               2001           $27,880
                               2002           $19,024

General and administrative expenses include rent expense for office facilities and equipment of $28,734 and $26,072 for the years ended 1999 and 1998, respectively.

                           GREAT NORTHERN GAS COMPANY
                   NOTES TO FINANCIAL STATEMENTS - (Continued)


8.  RELATED PARTY TRANSACTIONS

The Company's interest in the Long Beach Unit had been acquired in 1997 and held for the benefit of the officers of the Company in the overriding royalty plan. The Officers had previously transferred their overriding royalty interests in various other properties to the Company to facilitate the sale of said properties in exchange for the Long Beach Unit. The Long Beach interest was assigned to the officers mentioned as of January 1, 1999.

During 1999 the Company loaned an Officer $400,000 which was subsequently repaid within 1999.

9.  SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES
     (UNAUDITED)

Estimated Quantities of Natural Gas Reserves
--------------------------------------------

All of the Company's natural gas reserves are located in the United States. The Company's oil reserves at December 31, 1999 and 1998 are included herein assuming one barrel of oil equals six mcf of gas. The following reserve related information is based on estimates prepared by independent petroleum engineers, and excludes certain Kansas proved developed properties purchased in 1999 for $228,000, for which reserve information was not available. Reserve estimates are inherently imprecise and are continually subject to revisions based on production history, results of additional exploration and development, prices of oil and gas and other factors.

                                                    1999             1998
                                                 ---------         ---------
Proved natural gas reserves (MCF):
  Beginning of year                              2,765,115         6,663,456
  Revisions of previous estimates                  (93,393)        1,184,112
  Sale of reserves in place                            --         (4,655,656)
  Production                                      (167,054)         (426,797)
                                                 ----------       ----------
  End of year                                     2,504,668         2,765,115
                                                 ==========       ===========

Proved developed natural gas reserves (MCF):
  Beginning of year                               2,765,115         1,029,799
                                                 ==========       ===========
  End of year                                       344,401         2,765,115
                                                 ==========       ===========

The Company believes that current working capital combined with standard industry joint ventures and future cash flows from operations, should be adequate to finance the drilling of the offset locations.

                           GREAT NORTHERN GAS COMPANY
                   NOTES TO FINANCIAL STATEMENTS - (Continued)

9. SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED) (Continued)

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

                                                 1999               1998
                                               -----------         -----------
Future cash inflows                            $ 4,135,000         $ 4,159,000
Future production and development costs         (1,938,000)         (1,979,000)
Future income tax expense                            _--              (266,000)
                                               -----------         -----------
Future net cash flows                            2,197,000           1,914,000
10% annual discount for estimated
  timing of cash flows                            (654,000)           (517,000)
                                               -----------         -----------
Standardized measure of discounted
  future net cash flows                        $  1,543,000        $ 1,397,000
                                               ============        ===========

The following are the principal sources of change in the standardized measure of discounted future net cash flows for the years ended December 31:

                                                     1999              1998
                                                  -----------       -----------
Changes:
  Sales of natural gas produced,
   net of production costs                        $  (227,000)      $  (331,000)
  Accretion of discount                               140,000           288,000
  Net changes in prices and
    production costs                                  189,000        (1,721,000)
  Change in future development
    costs including costs incurred
    during the year                                      --             526,000
  Revisions of previous quantity
    Estimates                                        (108,000)        1,316,000
  Sales of reserves in place                             --          (1,178,000)
  Net change in income taxes                          197,000          (230,000)
  Other                                               (45,000)         (152,000)
                                                  -----------       -----------
    Net changes                                       146,000        (1,482,000)
Balance at beginning of year                        1,397,000         2,879,000
                                                  -----------       -----------
Balance at end of year                            $ 1,543,000       $ 1,397,000
                                                  ===========       ===========

The Company has not filed with or included in reports to any Federal authority or agency, other than the Securities and Exchange Commission, any estimates of proved natural gas reserves.

ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following information is submitted with respect to the directors of the
Company:



                                   Director       Position Currently
 Name                     Age       Since         Held With the Company
 ----                     ---       -----         ---------------------

 Frank S. DiGrappa         74        1/1/88       Chairman of the Board,
                                                  Vice-President and Treasurer

 Thomas L. DiGrappa        46        1/1/88       Chief Operating Officer and
                                                  President

 Michael J. DiGrappa       47       9/15/89       Director



During the year ended December 31, 1999, the Company's Board of Directors held two meetings. All persons who were directors during 1999 attended all of the meetings held while they were directors.

The Company currently has no standing audit, nominating or compensation committees of its Board of Directors.

Business Experience of Directors
--------------------------------

Frank S. DiGrappa, 74, is Chairman of the Board, Chief Executive Officer, Treasurer and Director of the Company. He has been involved in the oil and gas business for 44 years. Mr. DiGrappa graduated from the University of Oklahoma College of Law with a Bachelor of Law Degree in 1951. Upon graduation, he joined Ashland Oil, Inc. in Ashland, Kentucky. He worked for Ashland for seven years in various areas and capacities and was manager of the firm's Billings, Montana District Office when he resigned to become manager of lands for the Anschutz Drilling Co., Inc. in Denver, Colorado. After two years, he resigned to become an independent landman and oil operator. In 1971, Mr. DiGrappa co-founded Teton Energy Co. Inc., a private oil and gas exploration and production firm based in Denver.

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

Thomas L. DiGrappa, 46, is Chief Operating Officer, President, and Director of the Company. He is the son of Frank DiGrappa. Tom DiGrappa graduated from the University of Colorado School of Business with a degree in Minerals Land Management in December, 1976. In February, 1977, he joined Continental Minerals, Inc., a subsidiary of Continental Oil Company, in Spokane, Washington, as a landman in uranium exploration. He resigned his position with Continental Minerals in February, 1979, to join Intercontinental Energy Corp., a Denver-based independent oil, gas, uranium and geothermal company. He was with Intercontinental Energy until November, 1980, when he joined Teton Energy. During the past five and a half years he has served as president of the Company. Prior to 1994, he served as Vice President of the Company.

Michael J. DiGrappa, 47, is a Director of the Company. He is the son of Frank DiGrappa. Michael DiGrappa graduated from the University of Northern Colorado School of Business with a degree in Business Administration and Marketing in June, 1976. He was sales representative for Chemical Sales Co., Denver, until 1978 when he joined Air Products & Chemical, Inc. He was an area representative for Air Products & Chemical, Inc. in Denver, Calgary and Oklahoma City between 1978 and 1982, when he was named sales manager at the Tubular Division of Continental Emsco in Oklahoma City. He returned to Denver in 1984 and was the accounts manager at Frontier Oil and Refining Co. until 1988. He is presently an area representative of Martin Oil Company in Denver.


ITEM 10.  EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

                               Annual Compensation
                               -------------------
Name and                                                              Other
Principal Position         Year    Salary            Bonus         Annual Comp.
------------------         ----    ------            -----         ------------

Frank S DiGrappa           1999     100,000            50,000          --
Executive V.P.             1998     100,000           150,000          --
Treasurer                  1997     100,000               --           --

Tom L DiGrappa             1999     120,000            50,000          --
CEO/President              1998     120,408           150,000          --
                           1997     100,000               --           --
--------------------------------------------------------------------------------




ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table summarizes at March 15, 2000 (i) the number and percentage of shares of Common Stock owned of record and beneficially by each person known by the Company to be the beneficial owners of more than five percent of the Company's Common Stock, (ii) the number and percentage of shares owned beneficially by each director, (iii) the number and percentage of shares owned beneficially by all officers and directors as a group:

 Name/Address of                          Number of Shares              Percent
 Beneficial Owner                        Beneficially Owned            of Class
 ----------------                        ------------------            --------

 St.. Francis Resources, Inc.
 621 Seventeenth Street
 Suite 2150
 Denver, CO 80293                              2,415,255                 78.6%

 Frank S. DiGrappa
 621 Seventeenth Street
 Suite 2150
 Denver, CO 80293                                182,000                    6%

 Thomas L. DiGrappa
 621 Seventeenth Street
 Suite 2150
 Denver, CO 80293                                220,000 (1)              6.8%

 Michael J. DiGrappa
 621 Seventeenth Street
 Suite 2150
 Denver, CO 80293                                 10,000 (2)              0.3%

 All Officers and
 Directors as a Group                          2,827,255 (3)             86.9%

 Shares Outstanding                            3,072,690


1. Includes 170,000 shares of Common Stock which may be acquired pursuant to the exercise of stock options.

2. Includes 10,000 shares of Common Stock which may be acquired pursuant to the exercise of stock options.

3. Includes 2,415,255 shares held by St.. Francis Resources, Inc., a corporation controlled by the DiGrappa family.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain interests within the Thums Unit Area (Long Beach Unit), which had been held for the benefit of T.L. Di Grappa and F.S. Di Grappa within the royalty pool, were assigned to them in the first quarter, 1999. These interests had been acquired for the benefit of T.L. Di Grappa and F.S. Di Grappa because they gave up their ORR pool interests in the Lower Horse Draw, White River Dome, E. Plateau, and Rangely areas to Great Northern Gas Company to facilitate the sale of these properties to Conoco, KN Production, AA Production, Hugoton, Veneco and Merrion Oil & Gas. As a matter of convenience, the Thums interest was held in the Company name until January 1, 1999, when the interest was assigned to F.S. Di Grappa and T.L. Di Grappa. At that time due to very low oil prices, the interest had very little value.

In 1999 $400,000 was loaned to an officer of the Company. The loan was subsequently repaid in full in 1999.



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



                                              Great Northern Gas Company



Date: March 29, 2000                          By:  /s/  Frank S. DiGrappa
                                                   -----------------------------
                                              Frank S. DiGrappa
                                              Chairman of the Board, Chief
                                              Executive Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in capacities and on the dates indicated.


    Signature                           Title                      Date
    ---------                           -----                      ----


 /s/  Thomas L. DiGrappa        President, Chief Operating    March 29, 2000
-------------------------       Officer and Director
Thomas L. DiGrappa



/s/  Frank S. DiGrappa          Chief Executive Officer,      March 29, 2000
--------------------------      Executive Vice-President,
Frank S. DiGrappa               Treasurer and Director



/s/  Michael J. DiGrappa        Director                      March 29, 2000
--------------------------
Michael J. DiGrappa