Form 10QSB
period 2000-03-31
GREAT NORTHERN GAS CO
filed 2000-05-15
CIK 352684

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     of the Securities Exchange Act of 1934

For the Quarterly Period Ended:
       March 31, 2000                                 Commission File No. 0-9675


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


Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of the latest practicable date:

                                  Shares                      As of Close of
Title of Class                 Outstanding                     Business on
--------------                 -----------                     -----------

Common Stock,
$.01 Par Value                 3,072,690                       May 4, 2000








                    Page 1 of 9 sequentially numbered pages.

                           GREAT NORTHERN GAS COMPANY




                                      INDEX




PART I.  FINANCIAL INFORMATION                                    Page No. (s)
                                                                  -----------

         Balance Sheets as of March 31, 2000
         and December 31, 1999 (Unaudited)                             3-4

         Statements of Operations for the Three
         Months Ended March 31, 2000 and 1999 (Unaudited)               5

         Statements of Cash Flows for the Three Months
         Ended March 31, 2000 and 1999 (Unaudited)                      6

         Notes to Unaudited Financial Statements for
         the Three Months Ended March 31, 2000 and 1999                 7

         Management's Discussion and Analysis of
         Financial Condition and Results of Operations                  8


PART II. OTHER INFORMATION                                              9

         SIGNATURES                                                     9

                           GREAT NORTHERN GAS COMPANY
                                 BALANCE SHEETS
                                   (UNAUDITED)



                                     ASSETS


                                                        March 31,   December 31,
                                                          2000          1999
                                                       ----------   ------------
CURRENT ASSETS:
    Cash and cash equivalents                          $1,273,357     $1,516,081
    Trading securities                                    219,832           --
    Accounts receivable:
         Oil and gas sales                                 35,055         43,836
         Joint interest billings                            4,575          4,336
         Affiliate                                          1,103          1,103
    Other                                                   9,619          9,619
                                                       ----------     ----------
                Total current assets                    1,543,541      1,574,975
                                                       ----------     ----------


PROPERTY AND EQUIPMENT, at cost:
    Oil and gas properties, accounted for
         using the full cost method                     2,577,292      2,546,038
    Furniture, fixtures and automobile                     35,433         35,433
                                                       ----------     ----------
                                                        2,612,725      2,581,471
    Less accumulated depreciation, depletion
         and amortization                               1,042,461      1,013,993
                                                       ----------     ----------
            Net property and equipment                  1,570,264      1,567,478
                                                       ----------     ----------

                                                       $3,113,805     $3,142,453
                                                       ==========     ==========







         The accompanying notes to unaudited financial statements are an integral part of these statements.

                           GREAT NORTHERN GAS COMPANY
                           BALANCE SHEETS - CONTINUED

                                   (UNAUDITED)



                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                    March 31,       December 31,
                                                      2000             1999
                                                  ------------     ------------
CURRENT LIABILITIES:
    Accounts payable:
         Oil and gas sales                        $    149,625     $    124,360
         Income taxes                                    5,856           64,886
         Other                                           5,995            9,667
                                                  ------------     ------------
                Total current liabilities              161,476          198,913
                                                  ------------     ------------

DEFERRED INCOME TAXES                                   88,318           84,978
                                                  ------------     ------------

STOCKHOLDERS' EQUITY:
    Common Stock, $.01 par value;
      authorized 50,000,000 shares,
      issued 3,072,690 shares at
      March 31, 2000 and December 31, 1999              30,727           30,727
    Additional paid-in-capital                      38,674,814       38,674,814
    Accumulated deficit                            (35,841,530)     (35,846,979)
                                                  ------------     ------------

            Total stockholders' equity               2,864,011        2,858,562
                                                  ------------     ------------

                                                  $  3,113,805     $  3,142,453
                                                  ============     ============





         The accompanying notes to unaudited financial statements are an integral part of these statements.

                           GREAT NORTHERN GAS COMPANY
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                    Three Months Ended March 31,
                                                        2000           1999
                                                    -----------     -----------
REVENUES:
    Oil and gas sales                               $   119,621     $    60,961
    Interest and other income                            78,118          28,631
    Unrealized gain on trading securities                11,640            --
                                                    -----------     -----------
                                                        209,379          89,592
                                                    -----------     -----------


EXPENSES:
    Lease operating                                      62,000          23,941
    Production taxes                                      2,624           4,292
    Depreciation, depletion and amortization             28,468          35,856
    General and administrative                          107,497         103,344
                                                    -----------     -----------
                                                        200,589         167,433
                                                    -----------     -----------

EARNINGS (LOSS) BEFORE INCOME TAXES                       8,790         (77,841)

INCOME TAX (EXPENSE) BENEFIT                             (3,340)         29,579
                                                    -----------     -----------

NET EARNINGS (LOSS)                                 $     5,450     $   (48,262)
                                                    ===========     ===========

BASIC EARNINMGS PER SHARE OF COMMON STOCK           $      --       $      (.02)
                                                    ===========     ===========

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING                                          3,072,690       3,079,037
                                                    ===========     ===========





         The accompanying notes to unaudited financial statements are an integral part of these statements.


                                        GREAT NORTHERN GAS COMPANY
                                         STATEMENTS OF CASH FLOWS
                                               (UNAUDITED)

                                                                           Three Months Ended March 31,
                                                                            2000                    1999
                                                                         -----------             -----------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
    Net Earnings (Loss)                                                  $     5,450             $   (48,262)
    Adjustments to reconcile net earnings to net cash
    provided by (used in) operating activities:
         Depreciation, depletion and amortization                             28,468                  35,856
         Decrease in accounts receivable                                       8,542                   4,684
         Decrease in current liabilities                                     (37,437)                (20,707)
         Deferred income tax expense (benefit)                                 3,340                 (29,579)
         Purchase of trading securities                                     (219,832)                   --
                                                                         -----------             -----------

            Net cash used in operating activities                           (211,469)                (58,008)
                                                                         -----------             -----------

CASH FLOWS FROM INVESTING
 ACTIVITIES:
    Issuance of note receivable to related party                                --                  (400,000)
    Additions to property and equipment                                      (31,255)               (246,506)
                                                                         -----------             -----------

            Net cash used in investing activities                            (31,255)               (646,506)
                                                                         -----------             -----------

CASH FLOWS FROM FINANCING
 ACTIVITIES
    Repurchase of Common Stock                                                  --                    (3,780)
                                                                         -----------             -----------
         Net cash provided by (used in) financing activities                    --                    (3,780)
                                                                         -----------             -----------

DECREASE IN CASH AND
 CASH EQUIVALENTS                                                           (242,724)               (708,294)

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                                       1,516,081               2,075,657
                                                                         -----------             -----------

CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                                                           $ 1,273,357             $ 1,367,363
                                                                         ===========             ===========



                            The accompanying notes to unaudited financial statements are an integral part of these statements.


                           GREAT NORTHERN GAS COMPANY
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999


Note 1 - Financial Statements - Basis of Presentation
-----------------------------------------------------

     Great Northern Gas Company (the "Company") is exclusively engaged in the business of oil and gas exploration, development and production.

     The financial statements included herein are unaudited. In the opinion of management, such statements include all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company's financial position and results of operations for all periods presented.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these financial statements be read in conjunction with the December 31, 1999 financial statements and the notes thereto as reported on the Company's Annual Report on Form 10-KSB.

     Results of operations for the three month period ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

Note 2 - Income Taxes
---------------------

     The Company's net deferred tax liability at March 31, 2000 and December 31, 1999 primarily relates to book basis being in excess of tax basis partially offset by loss carryforwards.

                           GREAT NORTHERN GAS COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999


Liquidity and Capital Resources
-------------------------------

     At March 31, 2000 the Company had working capital of $1,382,065 compared to working capital of $1,376,062 at December 31, 1999.

         Net cash used in operating activities was $211,469 for the first three months of 2000 compared to $58,008 for the comparable period of 1999. Such change is primarily due to the purchase of trading securities.

Analysis of Results of Operations
---------------------------------

     The $119,621 in oil and gas sales for the first three months of 2000 is $58,660 more than for the same period in 1999 primarily due to the the purchase of the Manta oil producing prospect in 1999 and a significant increase in price received for oil. Lease operating expenses are more than 1999 also mainly due to the purchase of the Manta Prospect in 1999. Other income has increased over 1999 due to an adjustment relative to the East Plateau and Rangely sales. Depreciation, depletion, and amortization have decreased due to an overall decline in quantities of oil and gas sold.

                           PART II - OTHER INFORMATION



Items 1 through 5 not applicable.

Item 6 - Exhibits and Reports on Form 8-K None.



                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       GREAT NORTHERN GAS COMPANY
                                        (Registrant)



Dated:  May 11, 2000                   By:  /s/  Frank S. DiGrappa
        ------------                        ------------------------------------
                                                 Frank S. DiGrappa
                                                 Chairman of the Board,
                                                 and Treasurer



Dated:  May 11, 2000                   By:  /s/  Thomas L. DiGrappa
        ------------                        ------------------------------------
                                                 Thomas L. DiGrappa
                                                 President and Chief
                                                 Operating Officer