Form 10QSB
period 2000-06-30
GREAT NORTHERN GAS CO
filed 2000-08-14
CIK 352684

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     of the Securities Exchange Act of 1934

For the Quarterly Period Ended:
           June 30, 2000                             Commission File No. 0-9675


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


Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of the latest practicable date:

                                      Shares                     As of Close of
 Title of Class                    Outstanding                     Business on
 --------------                    -----------                     -----------

Common Stock,
$.01 Par Value                      3,044,644                     July 31, 2000








                    Page 1 of 10 sequentially numbered pages.

                           GREAT NORTHERN GAS COMPANY


                                      INDEX


PART I.                    FINANCIAL INFORMATION                    Page No. (s)
                                                                   -------------


         Balance Sheets as of June 30, 2000
         and December 31, 1999 (Unaudited)                                 3-4

         Statements of Operations for the Three
         Months Ended June 30, 2000 and 1999 (Unaudited)                    5

         Statements of Operations for the Six
         Months Ended June 30, 2000 and 1999 (Unaudited)                    6

         Statements of Cash Flows for the Six Months
         Ended June 30, 2000 and 1999 (Unaudited)                           7

         Notes to Unaudited Financial Statements for the Six Months
         Ended June 30, 2000 and 1999                                       8

         Management's Discussion and Analysis of
         Financial Condition and Results of Operations                      9


PART II.                   OTHER INFORMATION                                10

                           SIGNATURES                                       10

                           GREAT NORTHERN GAS COMPANY
                                 BALANCE SHEETS
                                   (UNAUDITED)


                                     ASSETS
                                     ------

                                                        June 30,    December 31,
                                                          2000         1999
                                                       ----------   ------------

CURRENT ASSETS:
    Cash and cash equivalents                          $1,709,888   $1,516,081
    Trading securities                                    298,446         --
    Accounts receivable:
         Oil and gas sales                                 57,005       43,836
         Joint interest billings                            2,264        4,336
         Affiliate                                          1,103        1,103
    Other                                                   9,619        9,619
                                                       ----------   ----------
                Total current assets                    2,078,325    1,574,975
                                                       ----------   ----------

PROPERTY AND EQUIPMENT, at cost:
    Oil and gas properties, accounted for
         using the full cost method                     2,389,079    2,546,038
    Furniture, fixtures and automobile                     35,433       35,433
                                                       ----------   ----------
                                                        2,424,512    2,581,471
    Less accumulated depreciation, depletion
         and amortization                               1,071,440    1,013,993
                                                       ----------   ----------
            Net property and equipment                  1,353,072    1,567,478
                                                       ----------   ----------

                                                       $3,431,397   $3,142,453
                                                       ==========   ==========







         The accompanying notes to unaudited financial statements are an integral part of these statements.

                              GREAT NORTHERN GAS COMPANY
                              BALANCE SHEETS - CONTINUED
                                       (UNAUDITED)


                          LIABILITIES AND STOCKHOLDERS' EQUITY
                          ------------------------------------

                                                              June 30,      December 31,
                                                                2000            1999
                                                            ------------    ------------
CURRENT LIABILITIES:
    Accounts payable:
         Oil and gas sales                                  $    161,728    $    124,360
         Income taxes                                            111,831          64,886
         Other                                                     5,979           9,667
                                                            ------------    ------------
                Total current liabilities                        279,538         198,913
                                                            ------------    ------------

DEFERRED INCOME TAXES                                            111,261          84,978
                                                            ------------    ------------

STOCKHOLDERS' EQUITY:
    Common Stock, $.01 par value;
      authorized 50,000,000 shares,
      issued 3,044,644 shares at
      June 30, 2000 and 3,072,690 at
      December 31, 199                                            30,446          30,727
    Additional paid-in-capital                                38,642,696      38,674,814
    Accumulated deficit                                      (35,632,544)    (35,846,979)
                                                            ------------    ------------

            Total stockholders' equity                         3,040,598       2,858,562
                                                            ------------    ------------

                                                            $  3,431,397    $  3,142,453
                                                            ============    ============




             The accompanying notes to unaudited financial statements are an integral part of these statements.

                           GREAT NORTHERN GAS COMPANY
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                     Three Months Ended June 30,
                                                    ----------------------------
                                                        2000           1999
                                                    -----------     -----------

REVENUES:
    Oil and gas sales                               $   144,039     $   113,201
    Gain on sale of property                            396,567            --
    Interest and other income                            30,775          19,896
    Unrealized loss on trading securities                (9,427)           --
                                                    -----------     -----------
                                                        561,954         133,097
                                                    -----------     -----------


EXPENSES:
    Lease operating                                      86,079          46,591
    Production taxes                                      5,708           7,534
    Depreciation, depletion and amortization             28,979          37,989
    General and administrative                          104,114          96,844
                                                    -----------     -----------
                                                        224,880         188,958
                                                    -----------     -----------

EARNINGS (LOSS) BEFORE INCOME TAXES                     337,074         (55,861)

PROVISION FOR INCOME TAX (EXPENSE) BENEFIT:
     Current                                           (105,145)           --
    Deferred                                            (22,943)         21,228
                                                    -----------     -----------

NET EARNINGS (LOSS)                                 $   208,986     $   (34,633)
                                                    ===========     ===========

BASIC EARNINMGS (LOSS) PER SHARE
OF COMMON STOCK                                     $       .07     $      (.01)
                                                    ===========     ===========

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING                                          3,065,910       3,074,690
                                                    ===========     ===========





         The accompanying notes to unaudited financial statements are an integral part of these statements

                           GREAT NORTHERN GAS COMPANY
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                     Six Months Ended June 30,
                                                    ---------------------------
                                                       2000             1999
                                                    ------------    -----------

REVENUES:
    Oil and gas sales                               $   263,660     $   174,162
    Gain on sale of property                            396,567            --
    Interest and other income                           108,893          48,527
    Unrealized gain on trading securities                 2,213            --
                                                    -----------     -----------
                                                        771,333         222,689
                                                    -----------     -----------


EXPENSES:
    Lease operating                                     148,079          70,532
    Production taxes                                      8,332          11,826
    Depreciation, depletion and amortization             57,447          73,845
    General and administrative                          211,611         200,188
                                                    -----------     -----------
                                                        425,469         356,391
                                                    -----------     -----------

EARNINGS (LOSS) BEFORE INCOME TAXES                     345,864        (133,702)

PROVISION FOR INCOME TAX (EXPENSE) BENEFIT:
    Current                                            (105,145)           --
  Deferred                                              (26,283)         50,807
                                                    -----------     -----------

NET EARNINGS (LOSS)                                 $   214,436     $   (82,895)
                                                    ===========     ===========

BASIC EARNINMGS (LOSS) PER SHARE
 OF COMMON STOCK                                    $       .07     $      (.03)
                                                    ===========     ===========

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING                                          3,069,300       3,076,851
                                                    ===========     ===========



        The accompanying notes to unaudited financial statements are an integral part of these statements.

                            GREAT NORTHERN GAS COMPANY
                             STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)

                                                         Six Months Ended June 30,
                                                        --------------------------
                                                            2000          1999
                                                        -----------    -----------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
    Net Earnings (Loss)                                 $   214,436    $   (82,895)
    Adjustments to reconcile net earnings to net cash
    provided by (used in) operating activities:
         Gain on sale of property and equipment            (396,567)          --
         Depreciation, depletion and amortization            57,447         73,845
         Increase in accounts receivable                    (11,098)       (21,934)
         Increase (decrease) in current liabilities          80,625        (18,557)
         Deferred income tax expense (benefit)               26,283        (50,807)
         Purchase of trading securities                    (298,446)          --
                                                        -----------    -----------

            Net cash used in operating activities          (327,320)      (100,348)
                                                        -----------    -----------

CASH FLOWS FROM INVESTING
 ACTIVITIES:
    Proceeds from sale of property                          618,778           --
    Issuance of note receivable to related party               --         (400,000)
    Additions to property and equipment                     (65,252)      (294,452)
                                                        -----------    -----------

            Net cash provided by (used in)
            investing activities                            553,526       (694,452)
                                                        -----------    -----------

CASH FLOWS FROM FINANCING
 ACTIVITIES
    Repurchase of Common Stock                              (32,399)        (3,780)
                                                        -----------    -----------
            Net cash used in financing activities           (32,399)        (3,780)
                                                        -----------    -----------

INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                           193,807       (798,580)

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                      1,516,081      2,075,657
                                                        -----------    -----------

CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                                          $ 1,709,888    $ 1,277,077
                                                        ===========    ===========

          The accompanying notes to unaudited financial statements are an integral part of these statements.

                           GREAT NORTHERN GAS COMPANY
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999


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

      Results of operations for the six month period ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

Note 2 - Gain on Sale
---------------------

      The Company sold of an option to purchase the Fletcher Gulch prospect in Rio Blanco County, Colorado to Suncor Energy for net proceeds of $618,778. Direct costs of sale as well as an estimate of capitalized costs based on a ratio of net proceeds received to the fair market value of the undeveloped property have been written off against proceeds, resulting in a gain of $396,567.

Note 3 - Income Taxes
---------------------

      Deferred tax liability at June 30, 2000 and December 31, 1999 primarily relates to book basis being in excess of tax basis partially offset by loss carryforwards.

Note 4 - Repurchase of Common Stock
-----------------------------------

      During the second quarter of 2000 the Company repurchased 28,046 shares of the Company's Common Stock. The shares were retired.

                           GREAT NORTHERN GAS COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999

Liquidity and Capital Resources
-------------------------------

      At June 30, 2000 the Company had working capital of $1,798,787 compared to working capital of $1,376,062 at December 31, 1999.

      Net cash used in operating activities was $327,320 for the first six months of 2000 compared to $100,348 for the comparable period of 1999. Such change is due to the purchase of trading securities.

Analysis of Results of Operations
---------------------------------

Three Months Ended June 30, 2000
--------------------------------

      The $144,039 in oil and gas sales for the first three months ended June 30, 2000 is $30,838 more than the sales for the same period in 1999 mainly due to an increase in oil and gas prices over the past year. Lease operating expenses are $39,488 higher than for the same period last year due to costs for the Foster Gulch and Federal 1-36 wells which started producing in the last three months as well as from costs associated with the Manta prospect. The $7,270 increase in general and administrative expenses over the same period last year can be attributed to costs associated with the preparation and execution of the sale of the Fletcher Gulch prospect rights.

Six Months Ended June 30, 2000
------------------------------

      The $263,660 in oil and gas sales for the first six months of 2000 is $89,498 more than for the same period in 1999 primarily due to the significant increase in price received for oil and gas. Lease operating expenses are more than 1999 mainly due to the Manta prospect purchased in 1999 and costs associated with the operation of the Federal 1-36 and Foster Gulch prospects. Other income has increased over 1999 due to an adjustment relative to the East Plateau and Rangely sales. Depreciation, depletion, and amortization have decreased due to an overall decline in quantities of oil and gas sold.

                           PART II - OTHER INFORMATION



Items 1 through 5 not applicable.

Item 6 - Exhibits and Reports on Form 8-K None.



                                   SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               GREAT NORTHERN GAS COMPANY
                                               (Registrant)



Dated:   August 11, 2000                   By:     /s/  Frank S. DiGrappa
         ---------------                           ----------------------------
                                                   Frank S. DiGrappa
                                                   Chairman of the Board,
                                                   and Treasurer



Dated:  August 11, 2000                    By:     /s/  Thomas L. DiGrappa
        ---------------                            ---------------------------
                                                   Thomas L. DiGrappa
                                                   President and Chief
                                                   Operating Officer