Form 10QSB
period 2000-09-30
GREAT NORTHERN GAS CO
filed 2000-11-14
CIK 352684

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     of the Securities Exchange Act of 1934

For the Quarterly Period Ended:
       September 30, 2000                             Commission File No. 0-9675


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

                                 Shares                      As of Close of
 Title of Class                 Outstanding                   Business on

Common Stock,
$.01 Par Value                   2,806,535                  October 31, 2000






                    Page 1 of 10 sequentially numbered pages.

                           GREAT NORTHERN GAS COMPANY




                                      INDEX




PART I.      FINANCIAL INFORMATION                                  Page No. (s)
                                                                   -------------


         Balance Sheets as of September 30, 2000
         and December 31, 1999 (Unaudited)                              3-4

         Statements of Operations for the Three
         Months Ended September 30, 2000 and 1999 (Unaudited)            5

         Statements of Operations for the Nine
         Months Ended September 30, 2000 and 1999 (Unaudited)            6

         Statements of Cash Flows for the Nine Months
         Ended September 30, 2000 and 1999 (Unaudited)                   7

         Notes to Unaudited Financial Statements for the Nine Months
         Ended September 30, 2000 and 1999                               8

         Management's Discussion and Analysis of
         Financial Condition and Results of Operations                   9


PART II.  OTHER INFORMATION                                             10

          SIGNATURES                                                    10

                           GREAT NORTHERN GAS COMPANY
                                 BALANCE SHEETS
                                   (UNAUDITED)



                                     ASSETS
                                     ------


                                                      September 30, December 31,
                                                          2000          1999
                                                       ----------     ----------

CURRENT ASSETS:
    Cash and cash equivalents                          $1,456,883     $1,516,081
    Trading securities                                    372,396           --
    Accounts receivable:
         Oil and gas sales                                 52,682         43,836
         Joint interest billings                           85,636          4,336
         Affiliate                                          1,103          1,103
    Other                                                   9,619          9,619
                                                       ----------     ----------
                Total current assets                    1,978,319      1,574,975
                                                       ----------     ----------


PROPERTY AND EQUIPMENT, at cost:
    Oil and gas properties, accounted for
         using the full cost method                     2,237,521      2,546,038
    Furniture, fixtures and automobile                     35,433         35,433
                                                       ----------     ----------
                                                        2,272,954      2,581,471
    Less accumulated depreciation, depletion
         and amortization                               1,098,437      1,013,993
                                                       ----------     ----------
            Net property and equipment                  1,174,517      1,567,478
                                                       ----------     ----------

                                                       $3,152,836     $3,142,453
                                                       ==========     ==========







    The accompanying notes to unaudited financial statements are an integral part of these statements.

                           GREAT NORTHERN GAS COMPANY
                           BALANCE SHEETS - CONTINUED
                                   (UNAUDITED)



                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------


                                                 September 30,     December 31,
                                                     2000              1999
                                                 -------------    -------------

CURRENT LIABILITIES:
    Accounts payable:
         Oil and gas sales                        $    164,018     $    124,360
         Income taxes                                   44,103           64,886
         Other                                           5,979            9,667
                                                  ------------     ------------
                Total current liabilities              214,100          198,913
                                                  ------------     ------------

DEFERRED INCOME TAXES                                  185,753           84,978
                                                  ------------     ------------

STOCKHOLDERS' EQUITY:
    Common Stock, $.01 par value;
      authorized 50,000,000 shares,
      issued 2,810,235 shares at
      September 30, 2000 and 3,072,690
      at December 31, 1999                              28,102           30,727
    Additional paid-in-capital                      38,351,964       38,674,814
    Accumulated deficit                            (35,627,083)     (35,846,979)
                                                  ------------     ------------

            Total stockholders' equity               2,752,983        2,858,562
                                                  ------------     ------------

                                                  $  3,152,836     $  3,142,453
                                                  ============     ============





    The accompanying notes to unaudited financial statements are an integral part of these statements.

                           GREAT NORTHERN GAS COMPANY
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                        Three Months Ended
                                                           September 30,
                                                    ---------------------------
                                                       2000            1999
                                                    -----------     -----------

REVENUES:
    Oil and gas sales                               $   142,977     $   109,122
    Interest and other income                            17,081          19,982
    Unrealized gain on trading securities                24,563            --
                                                    -----------     -----------
                                                        184,621         129,104
                                                    -----------     -----------


EXPENSES:
    Lease operating                                      52,767          52,299
    Production taxes                                      4,681           4,275
    Depreciation, depletion and amortization             26,998          33,646
    General and administrative                           91,368          88,849
                                                    -----------     -----------
                                                        175,814         179,069
                                                    -----------     -----------

EARNINGS (LOSS) BEFORE INCOME TAXES                       8,807         (49,965)


PROVISION FOR INCOME TAX (EXPENSE) BENEFIT:
    Current                                                --              --
    Deferred                                             (3,346)         18,987
                                                    -----------     -----------
                                                         (3,346)         18,987
                                                    -----------     -----------

NET EARNINGS (LOSS)                                 $     5,461     $   (30,978)
                                                    ===========     ===========

BASIC LOSS PER SHARE
OF COMMON STOCK                                     $      --       $      (.01)
                                                    ===========     ===========

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING                                          3,038,750       3,074,690
                                                    ===========     ===========



    The accompanying notes to unaudited financial statements are an integral part of these statements.

                           GREAT NORTHERN GAS COMPANY
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                         Nine Months Ended
                                                            September 30,
                                                    ---------------------------
                                                        2000           1999
                                                    -----------     -----------

REVENUES:
    Oil and gas sales                               $   406,637     $   283,284
    Gain on sale of property                            396,567            --
    Interest and other income                           125,974          68,509
    Unrealized gain on trading securities                26,776            --
                                                    -----------     -----------
                                                        955,954         351,793
                                                    -----------     -----------


EXPENSES:
    Lease operating                                     200,846         122,831
    Production taxes                                     13,012          16,101
    Depreciation, depletion and amortization             84,445         107,491
    General and administrative                          302,979         289,037
                                                    -----------     -----------
                                                        601,282         535,460
                                                    -----------     -----------

EARNINGS (LOSS) BEFORE INCOME TAXES                     354,672        (183,667)
                                                    -----------     -----------

PROVISION FOR INCOME TAX (EXPENSE) BENEFIT:
    Current                                             (34,000)           --
    Deferred                                           (100,775)         69,794
                                                    -----------     -----------
                                                       (134,775)         69,794
                                                    -----------     -----------


NET EARNINGS (LOSS)                                 $   219,897     $  (113,873)
                                                    ===========     ===========

BASIC EARNINGS (LOSS) PER SHARE
 OF COMMON STOCK                                    $       .07     $      (.04)
                                                    ===========     ===========

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING                                          3,058,530       3,076,123
                                                    ===========     ===========




    The accompanying notes to unaudited financial statements are an integral part of these statements.


                                      GREAT NORTHERN GAS COMPANY
                                       STATEMENTS OF CASH FLOWS
                                            (UNAUDITED)

                                                                       Nine Months Ended September 30,
                                                                    -------------------------------------
                                                                        2000                      1999
                                                                    -----------               -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Earnings (Loss)                                             $   219,897               $  (113,873)
    Adjustments to reconcile net earnings (loss)
    to net cash used in operating activities:
         Gain on sale of property and equipment                        (396,567)                     --
         Unrealized gain on trading securities                          (26,776)                     --
         Depreciation, depletion and amortization                        84,445                   107,491
    Changes in operating assets and liabilities:
         Increase in accounts receivable                                (90,146)                  (32,662)
         Increase (decrease) in current liabilities                      15,187                   (21,631)
         Deferred income tax expense (benefit)                          100,775                   (72,287)
         Purchase of trading securities                                (345,620)                     --
                                                                    -----------               -----------

            Net cash used in operating activities                      (438,805)                 (132,962)
                                                                    -----------               -----------

CASH FLOWS FROM INVESTING
 ACTIVITIES:
    Proceeds from sale of property                                      786,392                      --
    Issuance of note receivable to related party                           --                    (400,000)
    Repayment of note receivable by related party                          --                     200,000
    Additions to property and equipment                                 (81,310)                 (308,785)
                                                                    -----------               -----------

            Net cash provided by (used in)
            investing activities                                        705,082                  (508,785)
                                                                    -----------               -----------

CASH FLOWS FROM FINANCING
 ACTIVITIES
    Repurchase of Common Stock                                         (325,475)                   (3,780)
                                                                    -----------               -----------
            Net cash used in financing activities                      (325,475)                   (3,780)
                                                                    -----------               -----------

DECREASE IN CASH AND CASH EQUIVALENTS                                   (59,198)                 (645,527

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                                  1,516,081                 2,075,657
                                                                    -----------               -----------

CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                                                      $ 1,456,883               $ 1,430,130
                                                                    ===========               ===========


                The accompanying notes to unaudited financial statements are an integral part of these statements.

                                                   Page 7

                           GREAT NORTHERN GAS COMPANY
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999


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

     Results of operations for the nine month period ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

Note 2 - Gain on Sale
---------------------

     The Company sold an option to purchase the Fletcher Gulch prospect in Rio Blanco County, CO to Suncor Energy for net proceeds of $618,778. Direct costs of sale as well as an estimate of capitalized costs based on a ratio of net proceeds received to the fair market value of the undeveloped property have been written off against proceeds, resulting in a gain of $396,567.

Note 3 - Income Taxes
---------------------

     Deferred tax liability at September 30, 2000 and December 31, 1999 primarily relates to book basis being in excess of tax basis partially offset by loss carryforwards.

Note 4 - Repurchase of Common Stock
-----------------------------------

     During the third quarter of 2000 the Company repurchased 234,409 shares of the Company's Common Stock. The shares were retired.

                           GREAT NORTHERN GAS COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999


Liquidity and Capital Resources
-------------------------------

     At September 30, 2000 the Company had working capital of $1,764,219 compared to working capital of $1,376,062 at December 31, 1999.

     Net cash used in operating activities was $438,805 for the first nine months of 2000 compared to $132,962 for the comparable period of 1999. Such change is primarily due to the purchase of trading securities.

Analysis of Results of Operations
---------------------------------

Three Months Ended September 30, 2000
-------------------------------------

     The $142,977 in oil and gas sales for the three months ended September 30, 2000 is $33,855 greater than the sales for the same period in 1999 mainly due to an increase in oil and gas prices over the past year.

Nine Months Ended September 30, 2000
------------------------------------

The $406,637 in oil and gas sales for the first nine months of 2000 is $123,353 greater than the same period in 1999 primarily due to the significant increase in price received for oil and gas. Lease operating expenses are $78,015 greater than 1999 mainly due to the Manta prospect purchased in 1999 and costs associated with the operation of the Federal 1-36 and Foster Gulch prospects. Other income has increased over 1999 due to an adjustment relative to the East Plateau and Rangely sales. Depreciation, depletion, and amortization have decreased due to an overall decline in quantities of oil and gas sold.

                           PART II - OTHER INFORMATION



Items 1 through 5 not applicable.

Item 6 - Exhibits and Reports on Form 8-K None.



                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           GREAT NORTHERN GAS COMPANY
                                           (Registrant)



Dated:  November 14, 2000

                                           By: /s/  Frank S. DiGrappa
                                               ---------------------------------
                                                Frank S. DiGrappa
                                                Chairman of the Board,
                                                and Treasurer



Dated:  November 14, 2000

                                           By: /s/  Thomas L. DiGrappa
                                               ---------------------------------
                                                Thomas L. DiGrappa
                                                President and Chief
                                                Operating Officer