Form 10KSB
period 2000-12-31
GREAT NORTHERN GAS CO
filed 2001-08-09
CIK 352684

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2000
                                       or

               [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                          Commission File Number 0-9675

                           GREAT NORTHERN GAS COMPANY
              ----------------------------------------------------
             (Exact Name of Registrant As Specified in its Charter)

                     COLORADO                          38-1900351
              ----------------------               -----------------
             (State of Incorporation)             (I.R.S. Employer
                                                  Identification No.)

     621 Seventeenth Street, Suite 2150
                       Denver, Colorado                  80293
   --------------------------------------              --------
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

Indicate by check mark if disclosures of delinquent filers pursuant to item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Registrant's revenues for its most recent fiscal year were $1,627,108. Aggregate market value of the voting stock held by non-affiliates of the Registrant on August 6, 2001 was approximately $136,238 based on the most recent price for which the stock was sold.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the last practicable date.


                                                            Outstanding
                                Class                    August 6, 2001
                               -----                    ----------------
        Common Stock, $.01 Par Value                    2,781,005 shares

                     NO DOCUMENTS INCORPORATED BY REFERENCE

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

During 2000, the Company sold for $978,785 leases for proved prospects in Wyoming and for $550,000, leases for unproved prospects in Colorado, and sold an option to purchase unproved leases in Colorado for $789,062.

Financial Information About Industry Segments
---------------------------------------------

The Company is exclusively involved in the business of oil and gas exploration, development and production.

Narrative Description of Business
---------------------------------

The Company's business is the exploration for and development and production of oil and gas, as well as the acquisition of developed and undeveloped oil and gas properties, primarily in the United States. The Company has traditionally generated or acquired its oil and gas prospects through acquisition of leases or through farm-ins from other operators. During 1995, the Company began a program of purchasing proved producing reserves.

As of August 6, 2001, the Company had three full-time employees and one full-time geologic consultant. Current Directors are Frank S. DiGrappa, Chairman of the Board, Executive Vice-President and Treasurer, Thomas L. DiGrappa, Chief Operating Officer and President, and Michael J. DiGrappa. The Company engages the services of independent accountants, geologists, engineers and land consultants from time to time to assist in its operations.

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

Gas contracts may be generally renewed monthly to allow for monthly price and volume adjustments. During the years ended December 31, 2000 and 1999 there were no long-term contracts and substantially all of the oil and gas revenues were from sales to two and three purchasers, respectively.

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

Financial Information About Foreign and Domestic Operations and Export Sales
----------------------------------------------------------------------------

The Company currently owns an approximate 4.40% interest in Teton Petroleum, which owns a 71% interest in a Russian Stock Company. This percentage decreased from 1999 by 4.46% due to the issuance of additional stock. The Russian Stock Company owns a producing license in Western Siberia currently making 650 barrels of oil per day. The Company has no basis recorded nor revenues recorded related to this investment.

ITEM 2.   PROPERTIES

Oil and Gas Properties
----------------------

All of the Company's oil and gas properties, reserves and activities are located onshore in the continental United States.

Acreage
-------

As of December 31, 2000 the Company held developed and undeveloped interests in oil and gas leases as follows:

                                            Acreage
                 ------------------------------------------------------------
                          Producing                        Non-producing
                 ---------------------------         ------------------------
                 Gross(1)           Net(2)           Gross(1)         Net (2)
                 --------          -------          ---------         -------

Colorado               80               60              6,000           6,000

Oklahoma              920              423               --              --

Utah                1,100            1,100               --              --

Wyoming              --               --                6,004           6,004

Kansas              4,900            1,225              8,475             980


(1)The number of gross acres is the total number of acres in which working interests are owned.

(2)The number of net acres is the sum of the fractional working interests owned by the Company in the gross acreage.

Exploratory and Development Wells Drilled
-----------------------------------------

The Company did not participate in the drilling of any wells during 2000.

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

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

(a)       Market Information

          (1) (I) Traded in the U.S. - During 2000, the Company's Common Stock was listed on the Pacific Stock Exchange under the symbol "GTG".

               (ii) Price Range of High and Low Bid Prices of Common Shares

                              2000                           1999
                      ----------------------         ----------------------
    Quarter            High            Low           High              Low
    -------            ----            ---           ----              ---

      1st             $1.00            $1.00         $.75              $.75
      2nd             $1.00            $1.00         $.75              $.75
      3rd             $1.25            $1.25         $.75              $.75
      4th             $1.25            $1.25         $.75              $.75

The foregoing prices represent interdealer quotations without retail mark-ups, mark-downs or commissions and do not necessarily represent actual transactions.

(b)       Holders

          At May 5, 2001 there were approximately 351 shareholders of record of the Company's Common Stock.

(c)       No Common Stock dividends have been declared or paid by the Company.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATIONS

Liquidity and Capital Resources
-------------------------------

At December 31, 2000 the Company had working capital of $3,024,464 compared to working capital of $1,376,062 at December 31, 1999. Net cash used in operating activities was $419,204 for 2000 compared to net cash used in operating activities of $232,069 for 1999.

Net cash provided by investing activities for 2000 was $1,777,275 compared to $322,227 used in investing activities for 1999. Cash proceeds from the sale of properties and equipment in 2000 were $1,852,131 and additions to property and equipment were $74,856. Cash proceeds from the sale of properties in 1999 were $143,391 and additions to property and equipment were $465,618. Net cash used in financing activities was $340,707 in 2000 and $5,280 for 1999, which is a result of a program to purchase outstanding common stock from the shareholders of the Company.

Analysis of Results of Operations
---------------------------------

Oil and gas sales for the year ended December 31, 2000 have increased to $540,822 compared to $402,879 in 1999 primarily due to an increase in price received. Lease operating expenses have increased to $252,399 from $155,970 due to the operating costs on wells acquired in 1999. Production taxes have decreased due to a 1% decrease in severance tax for the state of Oklahoma. General and administrative expenses increased due to the costs related to the three major sales that occurred in 2000.

During 2000, the Company sold its Wyoming properties for $978,785 and certain unproved properties in Colorado for $1,339,062. Because said sale represented approximately 90% of the Company's reserves at the time, a gain of $1,002,675 was recorded.

Average Sales Price, Production Cost and Depletion Expense
----------------------------------------------------------

The following is the Company's average sales price, average production cost and average depletion expense per thousand cubic feet (MCF) of natural gas produced for the years ended December 31:

                                    2000                    1999
                                  --------                --------

Average sales price               $   4.24                $   2.41
                                  ========                ========

Average production cost           $   2.11                $   1.05
                                  ========                ========

Average depletion expense         $    .76                $    .78
                                  ========                ========

Impact of Inflation and Changing Prices
---------------------------------------

During the two years ended December 31, 2000 and 1999, inflation has not had a significant impact on the Company's financial condition. Fluctuating prices for natural gas over the past several years have affected the Company's revenues. The costs of acquiring leases and drilling wells have fluctuated with prices.

ITEM  7.  FINANCIAL STATEMENTS


                           GREAT NORTHERN GAS COMPANY
                          INDEX TO FINANCIAL STATEMENTS






                                                                           PAGE


         Report of Independent Public Accountants                          8

         Balance Sheet as of December 31, 2000                             9

         Statements of Operations for the Years Ended
         December 31, 2000 and 1999                                        10

         Statements of Stockholders' Equity for the
         Years Ended December 31, 2000 and 1999                            11

         Statements of Cash Flows for the Years Ended
         December 31, 2000 and 1999                                        12

         Notes to Financial Statements for the Years
         Ended December 31, 2000 and 1999                                 13-19

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To Great Northern Gas Company:

We have audited the balance sheet of Great Northern Gas Company as of December 31, 2000 and the related statements of operations, stockholders' equity and cash flows for each of the years ended December 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Great Northern Gas Company as of December 31, 2000, and the results of its operations and its cash flows for each of the years ended December 31, 2000 and 1999, in conformity with accounting principles generally accepted in the United States of America.



                                                    CAUSEY DEMGEN AND MOORE INC.


Denver, Colorado
August 6, 2001

                           GREAT NORTHERN GAS COMPANY
                                  BALANCE SHEET
                             AS OF DECEMBER 31, 2000

                                     ASSETS
                                     ------

CURRENT ASSETS:
  Cash and cash equivalents                                        $  2,533,445
  Trading securities                                                    290,806
  Accounts receivable:
    Oil and gas sales                                                    51,279
    Joint interest billings                                                 232
    Note receivable                                                     299,272
  Other                                                                   9,619
                                                                   ------------
         Total current assets                                         3,184,653
                                                                   ------------

PROPERTY AND EQUIPMENT, at cost:
  Oil and gas properties, accounted for using
    the full cost method                                                607,724
  Furniture, fixtures and automobile                                     35,433
                                                                   ------------
                                                                        643,157
  Less accumulated depreciation, depletion
    and amortization                                                    312,132
                                                                   ------------
         Net property and equipment                                     331,025
                                                                   ------------
                                                                   $  3,515,678
                                                                   ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
  Accounts payable:
    Oil and gas sales                                              $    126,825
    Taxes payable                                                        12,070
    Other                                                                21,294
                                                                   ------------
         Total current liabilities                                      160,189
                                                                   ------------

DEFERRED INCOME TAXES                                                   352,419
                                                                   ------------


STOCKHOLDERS' EQUITY:
  Common Stock, $.01 par value; authorized
    50,000,000 shares, issued and outstanding 2,801,195                  28,012
  Additional paid-in capital                                         38,336,822
  Accumulated deficit                                               (35,361,764)
                                                                   ------------
         Total stockholders' equity                                   3,003,070
                                                                   ------------
                                                                   $  3,515,678
                                                                   ============


                 The accompanying notes to financial statements
                    are an integral part of these statements.

                           GREAT NORTHERN GAS COMPANY
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999



                                                       2000            1999
                                                    -----------     -----------

REVENUES:
  Oil and gas sales                                 $   540,822     $   402,879
  Gain on sale of properties and equipment            1,002,675           2,552
  Interest and other income                              83,611          91,537
                                                    -----------     -----------
                                                      1,627,108         496,968
                                                    -----------     -----------

COSTS AND EXPENSES:
  Lease operating                                       252,399         155,970
  Production taxes                                       17,025          19,957
  Depreciation, depletion and
    amortization                                         97,046         139,810
  General and administrative                            507,982         476,462
                                                    -----------     -----------
                                                        874,452         792,199
                                                    -----------     -----------

EARNINGS(LOSS) BEFORE INCOME TAXES                      752,656        (295,231)

PROVISION FOR INCOME TAX EXPENSE(BENEFIT):
  Deferred                                              267,441        (116,150)
                                                    -----------     -----------

NET  EARNINGS(LOSS)                                 $   485,215     $  (179,081)
                                                    ===========     ===========


BASIC AND DILUTED EARNINGS(LOSS)
 PER SHARE OF COMMON STOCK                          $       .16     $      (.06)
                                                    ===========     ===========
WEIGHTED AVERAGE SHARES OF
  COMMON STOCK OUTSTANDING                            2,994,928       3,075,360
                                                    ===========     ===========


                 The accompanying notes to financial statements
                    are an integral part of these statements.



                            GREAT NORTHERN GAS COMPANY
                        STATEMENTS OF STOCKHOLDERS' EQUITY
                  FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


                                       Additional
                      Common Stock      Paid in        Accumulated
                         Shares          Amount         Capital          Deficit
                      ------------    ------------    ------------    ------------
BALANCE AT
  DECEMBER 31, 1998      3,079,710    $     30,797    $ 38,680,024    $(35,667,898)

Shares acquired
   for retirement           (7,020)            (70)         (5,210)           --
Net earnings                  --              --              --          (179,081)
                      ------------    ------------    ------------    ------------

BALANCE AT
  DECEMBER 31, 1999      3,072,690          30,727      38,674,814     (35,846,979)

Shares acquired
   for retirement         (271,495)         (2,715)       (337,992)           --
Net earnings                  --              --              --           485,215
                      ------------    ------------    ------------    ------------

BALANCE AT
  DECEMBER 31, 2000      2,801,195    $     28,012    $ 38,336,822    $(35,361,764)
                      ============    ============    ============    ============


                  The accompanying notes to financial statements
                    are an integral part of these statements.

                                        11



                               GREAT NORTHERN GAS COMPANY
                                STATEMENTS OF CASH FLOWS
                     FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                                 2000           1999
                                                             -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings(loss)                                          $   485,215    $  (179,081)
  Adjustments to reconcile net earnings(loss)
 to net cash used in operating activities:
    Gain on sale of property and equipment                    (1,002,675)        (2,552)
    Depreciation, depletion and amortization                      97,046        139,810
    Changes in operating assets and liabilities:
      Purchase of trading securities                            (290,806)          --
      Increase in accounts receivable                             (2,236)       (30,071)
      Increase (decrease) in current liabilities                  26,811        (44,025)
      Deferred income tax expense (benefit)                      267,441       (116,150)
                                                             -----------    -----------
 Net cash used in operating activities                          (419,204)      (232,069)
                                                             -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of property and equipment                 1,852,131        143,391
  Additions to property and equipment                            (74,856)      (465,618)
                                                             -----------    -----------
       Net cash provided by (used in) investing activities     1,777,275       (322,227)
                                                             -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repurchase of Common Stock                                    (340,707)        (5,280)
                                                             -----------    -----------
    Net cash used in financing activities                       (340,707)        (5,280)
                                                             -----------    -----------

INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS                1,017,364       (559,576)
CASH AND CASH EQUIVALENTS
  AT BEGINNING OF YEAR                                         1,516,081      2,075,657
                                                             -----------    -----------
CASH AND CASH EQUIVALENTS
  AT END OF YEAR                                             $ 2,533,445    $ 1,516,081
                                                             ===========    ===========


SUPPLEMENTAL NON-CASH DISCLOSURE:

As partial consideration for the sale of the Wyoming property the Company received a $299,272 note receivable.


                     The accompanying notes to financial statements
                        are an integral part of these statements.

                                           12

                           GREAT NORTHERN GAS COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

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

Statements of Cash Flows
------------------------

Cash in excess of daily requirements is invested in money market accounts and commercial paper. Such investments with maturities of three months or less are deemed to be cash equivalents for purposes of the statements of cash flows. No cash was paid for interest or income taxes during 2000 and 1999.

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

Fair Value of Financial Instruments
-----------------------------------

The carrying amounts of the Company's financial instruments, namely cash and cash equivalents and trading securities are recorded at fair value with unrealized gains and losses included in income. The fair value of all securities is determined by quoted market prices. Book value approximates fair value for all securities.

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

                           GREAT NORTHERN GAS COMPANY
                   NOTES TO FINANCIAL STATEMENTS - (Continued)


exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Potential dilution of securities exercisable into common stock were computed using the treasury stock method based on the average fair market value of the stock. In 1999 Diluted EPS was not presented as the calculation is anti-dilutive.

2.  SALE OF OIL AND GAS PROPERTIES

During 2000 the Company sold an option to purchase leases in the Fletcher Gulch prospect for $789,062, producing a net gain of $517,237. The Company also sold the Prettywater and Whitewater prospects for a total of $1,604,272. Of that amount, $1,305,000 is being held in an IRC Section 1031 escrow account to be used in a tax deferred asset exchange, and $299,272 is outstanding as a note receivable. A net gain of $485,438 was recognized on the sale of such properties.

The terms of the Fletcher Gulch option require the optionee to pay an additional $270,000 to extend the option until April 2003 at which time the remaining purchase price of $900,000 would be due and payable. To date, the optionee has not performed any activities on the property and there are no assurances that additional amounts will be paid.

3.  OIL AND GAS OPERATIONS

Capitalized costs and related accumulated depreciation, depletion and amortization pertaining to oil and gas properties at December 31, 2000 are set forth below:

    Capitalized costs:
      Evaluated                                       $ 582,122
      Unevaluated                                        25,602
    Less accumulated depreciation,
      depletion and amortization                       (285,773)
                                                      ---------
    Net capitalized costs                             $ 321,951
                                                      =========

Costs incurred in oil and gas operations are as follows for the years ended December 31:

                                                         2000         1999
                                                      ---------    ---------
    Oil and gas property acquisitions:
       Proved                                         $    --      $ 205,601
       Unproved                                          10,443      187,157
    Exploration                                          16,413       26,776
    Development                                          48,000       46,084
                                                      ---------    ---------
                                                      $  74,856    $ 465,618
                                                      =========    =========
         Average depletion expense per
           MCF of natural gas produced                $     .76    $     .78
                                                      =========    =========

                           GREAT NORTHERN GAS COMPANY
                   NOTES TO FINANCIAL STATEMENTS - (Continued)

The Company received 10 percent or more of its oil and gas revenues from the following customers for the years indicated.

              Customer                           2000             1999
              --------                           ----             ----

               A                                  26%              46%
               B                                  58%              35%


4.  COMMON STOCK-SALES, RETIREMENTS AND STOCK OPTIONS

During 2000 and 1999, the Company repurchased 271,495 and 7,020 shares of Common Stock, respectively, which were retired.

On September 15, 1989, the Company's shareholders approved a stock option plan whereby up to 500,000 shares of the Company's Common Stock are reserved for issuance and may be granted to officers, directors and certain key employees at the discretion of the Board of Directors. The stock option price must be at least 100% of the fair market value at the date of grant unless the optionee owns more than 10% of the Company's Common Stock in which case the price must be 110% of fair market value. Options may be exercised at the date of grant unless the terms of the grant specify otherwise. Qualified options must be exercised within ten years unless the grantee owns more than 10% of the Company's Common Stock, in which case options must be exercised within five years.

On July 11, 1994, the Company's shareholders approved a nonqualified stock option plan for key officers, employees and directors covering 500,000 shares of the Company's Common Stock. Options granted under the nonqualified plan to any one participant shall not exceed 200,000 shares. On October 4, 1994, 180,000 options were granted under this plan. Said options are exercisable at $1.00 per share, not less than six months nor more than ten years from the date of the grant. Options granted during 1994 were for restricted shares, which must be held for a minimum of two years. No options were granted or exercised in 2000 or 1999.

At December 31, 2000 and 1999 there were outstanding 180,000 options with a weighted average exercise price of $1.00.

5.  OVERRIDING ROYALTY PLAN

On September 15, 1989, the Company's shareholders approved an overriding royalty plan whereby the Company's President can assign overriding royalty interests from the Company's prospects to an overriding royalty plan for the benefit of qualified employees. Distributions from the plan are determined on a year-to-year basis and made only to current employees. During 2000 and 1999, $12,618 and $11,849 were paid to plan participants.



                                GREAT NORTHERN GAS COMPANY
                        NOTES TO FINANCIAL STATEMENTS - (Continued)

6.  INCOME TAXES

The Company's provision for income taxes at December 31, 2000 includes deferred tax expense of approximately $267,441 and in 1999 a tax benefit of $116,150 .

The difference between the provision for income taxes and the amount which would be determined by applying the statutory federal income tax rate to earnings before income taxes is analyzed below for the years ended December 31:

                                                                      2000         1999
                                                                   ---------    ---------
         Tax expense (benefit) by applying the statutory federal
           income tax rate to pretax accounting income             $ 255,904    $(100,379)
         Increase (decrease) in tax from:
           State taxes                                                30,106      (11,809)
           Other                                                     (18,569)      (3,962)
                                                                   ---------    ---------
                                                                   $ 267,441    $(116,150)
                                                                   =========    =========


The Company's net deferred tax liability at December 31, 2000 and 1999 primarily relates to book basis being in excess of tax basis. Long-term deferred assets and liabilities are comprised of the following at December 31:
                                                                      2000         1999
                                                                   ---------    ---------

           Book basis in excess of tax basis                       $(495,735)   $(256,435)
           Loss carry forwards                                       127,166      155,041
           Other                                                      16,150       16,416
                                                                   ---------    ---------
                Net deferred tax liability                         $(352,419)   $ (84,978)
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


7.   COMMITMENTS

The company leases office space under a lease agreement which expires August 31, 2002. Future minimum lease payments on the office lease amount to the following at December 31, 2000:

                   2001         $ 27,880
                   2002           19,024

General and administrative expenses include rent expense for office facilities and equipment of $27,680 and $28,734 for the years ended 2000 and 1999, respectively.

                                       17

                           GREAT NORTHERN GAS COMPANY
                   NOTES TO FINANCIAL STATEMENTS - (Continued)

8.  SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES
     (UNAUDITED)

Estimated Quantities of Natural Gas Reserves
--------------------------------------------

All of the Company's natural gas reserves are located in the United States. The Company's oil reserves at December 31, 2000 and 1999 are included herein assuming one barrel of oil equals six mcf of gas. The following reserve related information is based on estimates prepared by independent petroleum engineers for December 31, 1999, and excludes certain Kansas proved developed properties purchased in 1999 for $228,000. For December 31, 2000, the Company has estimated the reserves related to the Kansas proved developed properties purchased in 1999 and has estimated that there were no further changes in the prior year reserves other than sales and production. Reserve estimates are inherently imprecise and are continually subject to revisions based on production history, results of additional exploration and development, prices of oil and gas and other factors.

                                                        2000           1999
                                                    -----------    -----------
Proved natural gas reserves (MCF):
  Beginning of year                                   2,504,668      2,765,115
  Revisions of previous estimates                       417,960        (93,393)
  Sale of reserves in place                          (2,160,267)          --
  Production                                           (127,615)      (167,054)
                                                    -----------    -----------
  End of year                                           634,746      2,504,668
                                                    ===========    ===========

Proved developed natural gas reserves (MCF):
  Beginning of year                                     344,401      2,765,115
                                                    ===========    ===========
  End of year                                           634,746        344,401
                                                    ===========    ===========

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved
---------------------------------------------------------------------------
Natural Gas Reserves
--------------------

The following is the standardized measure of discounted future net cash flows and changes therein relating to proved natural gas reserves. Future net cash flows were computed using year-end prices and costs that relate to existing proved natural gas reserves in which the Company has mineral interests

                                                       2000           1999
                                                    -----------    -----------
Future cash inflows                                   3,057,000    $ 4,135,000
Future production and development costs              (1,467,000)    (1,938,000)
Future income tax expense                              (244,000)          --
                                                    -----------    -----------
Future net cash flows                                 1,346,000      2,197,000
10% annual discount for estimated
  timing of cash flows                                 (438,000)      (654,000)
                                                    -----------    -----------
Standardized measure of discounted
  future net cash flows                             $   908,000    $ 1,543,000
                                                    ===========    ===========

                           GREAT NORTHERN GAS COMPANY
                   NOTES TO FINANCIAL STATEMENTS - (Continued)

8. SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES
(UNAUDITED)(Continued)

The following are the principal sources of change in the standardized measure of discounted future net cash flows for the years ended December 31:

                                                    2000               1999
                                                 -----------        -----------
Changes:
  Sales of natural gas produced,
   net of production costs                       $  (271,000)       $  (227,000)
  Accretion of discount                              150,000            140,000
  Net changes in prices and
    production costs                                 473,000            189,000
  Revisions of previous quantity
    Estimates                                           --             (108,000)
  Sales of reserves in place                      (1,121,000)              --
  Purchase of reserves in place                      433,000               --
  Net change in income taxes                        (244,000)           197,000
  Other                                              (55,000)           (45,000)
                                                 -----------        -----------
    Net changes                                     (635,000)           146,000
Balance at beginning of year                       1,543,000          1,397,000
                                                 -----------        -----------
Balance at end of year                           $   908,000        $ 1,543,000
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

                                  PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following information is submitted with respect to the directors of the
Company:

                                      Director      Position Currently
     Name                     Age     Since         Held With the Company
     ----                     ---     -----         ---------------------

     Frank S. DiGrappa        75      1/1/88        Chairman of the Board,
                                                    Vice-President and Treasurer

     Thomas L. DiGrappa       47      1/1/88        Chief Operating Officer and
                                                    President

     Michael J. DiGrappa      48     9/15/89        Director



During the year ended December 31, 2000, the Company's Board of Directors held two meetings. All persons who were directors during 2000 attended all of the meetings held while they were directors.

The Company currently has no standing audit, nominating or compensation committees of its Board of Directors.

Business Experience of Directors
--------------------------------

Frank S. DiGrappa, 75, is Chairman of the Board, Chief Executive Officer, Treasurer and Director of the Company. He has been involved in the oil and gas business for 45 years. Mr. DiGrappa graduated from the University of Oklahoma College of Law with a Bachelor of Law Degree in 1951. Upon graduation, he joined Ashland Oil, Inc. in Ashland, Kentucky. He worked for Ashland for seven years in various areas and capacities and was manager of the firm's Billings, Montana District Office when he resigned to become manager of lands for the Anschutz Drilling Co., Inc. in Denver, Colorado. After two years, he resigned to become an independent landman and oil operator. In 1971, Mr. DiGrappa co-founded Teton Energy Co. Inc., a private oil and gas exploration and production firm based in Denver.

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

Thomas L. DiGrappa, 47, is Chief Operating Officer, President, and Director of the Company. He is the son of Frank DiGrappa. Tom DiGrappa graduated from the University of Colorado School of Business with a degree in Minerals Land Management in December, 1976. In February, 1977, he joined Continental Minerals, Inc., a subsidiary of Continental Oil Company, in Spokane, Washington, as a landman in uranium exploration. He resigned his position with Continental Minerals in February, 1979, to join Intercontinental Energy Corp., a Denver-based independent oil, gas, uranium and geothermal company. He was with

Intercontinental Energy until November, 1980, when he joined Teton Energy. During the past five and a half years he has served as president of the Company. Prior to 1994, he served as Vice President of the Company.

Michael J. DiGrappa, 48, is a Director of the Company. He is the son of Frank DiGrappa. Michael DiGrappa graduated from the University of Northern Colorado School of Business with a degree in Business Administration and Marketing in June, 1976. He was sales representative for Chemical Sales Co., Denver, until 1978 when he joined Air Products & Chemical, Inc. He was an area representative for Air Products & Chemical, Inc. in Denver, Calgary and Oklahoma City between 1978 and 1982, when he was named sales manager at the Tubular Division of Continental Emsco in Oklahoma City. He returned to Denver in 1984 and was the accounts manager at Frontier Oil and Refining Co. until 1988. He is presently an area representative of Martin Oil Company in Denver.


ITEM 10.  EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

                              Annual Compensation
                              -------------------
Name and                                                                Other
Principal Position         Year       Salary           Bonus        Annual Comp.
--------------------------------------------------------------------------------

Frank S DiGrappa           2000     $  100,000       $  50,000        $    --
Executive V.P.             1999        100,000          50,000             --
Treasurer                  1998        100,000         150,000             --

Tom L DiGrappa             2000        120,000          50,000             --
CEO/President              1999        120,000          50,000             --
                           1998        120,408         150,000             --
--------------------------------------------------------------------------------

ITEM 11.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND  MANAGEMENT

The following table summarizes at May 5, 2001, (i) the number and percentage of shares of Common Stock owned of record and beneficially by each person known by the Company to be the beneficial owners of more than five percent of the Company's Common Stock, (ii) the number and percentage of shares owned beneficially by each director, (iii) the number and percentage of shares owned beneficially by all officers and directors as a group:

         Name/Address of                   Number of Shares
         Beneficial Owner                 Beneficially Owned   Percent of Class

         St. Francis Resources, Inc.
         621 Seventeenth Street
         Suite 2150
         Denver, CO 80293                     2,415,255              86.8%

         Frank S. DiGrappa
         621 Seventeenth Street
         Suite 2150
         Denver, CO 80293                       182,000               6.5%

         Thomas L. DiGrappa
         621 Seventeenth Street
         Suite 2150
         Denver, CO 80293                       220,000  (1)          7.5%

         Michael J. DiGrappa
         621 Seventeenth Street
         Suite 2150
         Denver, CO 80293                        10,000  (2)          0.4%

         All Officers and
         Directors as a Group                 2,827,255  (1)(2)(3)   95.4%

         Shares Outstanding                   2,782,905


     1. Includes 170,000 shares of Common Stock which may be acquired pursuant to the exercise of stock options.

     2. Includes 10,000 shares of Common Stock which may be acquired pursuant to the exercise of stock options.

     3. Includes 2,415,255 shares held by St. Francis Resources, Inc., a corporation controlled by the DiGrappa family.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

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

                                            Great Northern Gas Company



Date:                                       By:  /s/  Frank S. DiGrappa
     -------------------------                 -------------------------
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


            Signature                       Title                    Date
            ---------                       -----                    ----

/s/  Thomas L. DiGrappa            President, Chief Operating
------------------------------     Officer and Director         ---------------
     Thomas L. DiGrappa



/s/  Frank S. DiGrappa             Chief Executive Officer,
------------------------------     Executive Vice-President,    ---------------
Frank S. DiGrappa                  Treasurer and Director




/s/  Michael J. DiGrappa           Director
------------------------------                                  ---------------
     Michael J. DiGrappa