Form 10QSB
period 2001-03-31
GREAT NORTHERN GAS CO
filed 2001-08-09
CIK 352684

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     of the Securities Exchange Act of 1934

For the Quarterly Period Ended:
        March 31, 2001                               Commission File No. 0-9675


                           GREAT NORTHERN GAS COMPANY
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Colorado                                              38-1900351
 ------------------------------                               -----------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                             621 Seventeenth Street
                                   Suite 2150
                                 Denver, Colorado                      80293
                       --------------------------------------        --------
                      (Address of principal executive offices)      (Zip Code)

       Registrant's telephone number, including area code: (303) 295-0938


Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of the latest practicable date:

                                        Shares                 As of Close of
 Title of Class                      Outstanding                 Business on

 Common Stock,
 $.01 Par Value                       2,781,005                August 6, 2001


                    Page 1 of 9 sequentially numbered pages.

                           GREAT NORTHERN GAS COMPANY




                                      INDEX




PART I.                    FINANCIAL INFORMATION                   Page No. (s)
                                                                   ------------


         Balance Sheets as of March 31, 2001
         and December 31, 2000 (Unaudited)                                3-4

         Statements of Operations for the Three
         Months Ended March 31, 2001 and 2000 (Unaudited)                  5

         Statements of Cash Flows for the Three Months
         Ended March 31, 2001 and 2000 (Unaudited)                         6

         Notes to Unaudited Financial Statements for the Three Months
         Ended March 31, 2001 and 2000                                     7

         Management's Discussion and Analysis of
         Financial Condition and Results of Operations                     8


PART II.                   OTHER INFORMATION                               9

                         SIGNATURES                                        9

                           GREAT NORTHERN GAS COMPANY
                                 BALANCE SHEETS
                                   (UNAUDITED)



                                     ASSETS
                                     ------

                                                        March 31,   December 31,
                                                         2001           2000
                                                       ----------     ----------

CURRENT ASSETS:
    Cash and cash equivalents                          $2,562,821     $2,533,445
    Trading securities                                     90,071        290,806
    Accounts receivable:
         Oil and gas sales                                 70,446         51,279
         Joint interest billings                              404            232
         Note receivable                                  299,272        299,272
    Other                                                   9,619          9,619
                                                       ----------     ----------
                Total current assets                    3,032,633      3,184,653
                                                       ----------     ----------

LONG TERM ASSETS:
    Real estate investment                                100,000           --
                                                       ----------     ----------

PROPERTY AND EQUIPMENT, at cost:
    Oil and gas properties, accounted for
         using the full cost method                       640,854        607,724
    Furniture, fixtures and automobile                     35,433         35,433
                                                       ----------     ----------
                                                          676,287        643,157
    Less accumulated depreciation, depletion
         and amortization                                 326,333        312,132
                                                       ----------     ----------
            Net property and equipment                    349,954        331,025
                                                       ----------     ----------


                                                       $3,482,587     $3,515,678
                                                       ==========     ==========


            The accompanying notes to unaudited financial statements
                    are an integral part of these statements.

                           GREAT NORTHERN GAS COMPANY
                           BALANCE SHEETS - CONTINUED

                                   (UNAUDITED)



                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                     March 31,     December 31,
                                                       2001            2000
                                                   ------------    ------------

CURRENT LIABILITIES:
    Accounts payable:
         Oil and gas sales                         $    195,315    $    126,825
         Taxes payable                                   14,998          12,070
         Other                                            1,287          21,294
                                                   ------------    ------------
                Total current liabilities               211,600         160,189
                                                   ------------    ------------

DEFERRED INCOME TAXES                                   332,267         352,419
                                                   ------------    ------------

STOCKHOLDERS' EQUITY:
    Common Stock, $.01 par value;
      authorized 50,000,000 shares,
      issued 2,781,005 and 2,801,195 shares at
      March 31, 2001 and December 31, 2000               27,801          28,012
    Additional paid-in-capital                       38,306,083      38,336,822
    Accumulated deficit                             (35,395,164)    (35,361,764)
                                                   ------------    ------------

            Total stockholders' equity                2,938,720       3,003,070
                                                   ------------    ------------

                                                   $  3,482,587    $  3,515,678
                                                   ============    ============


            The accompanying notes to unaudited financial statements
                   are an integral part of these statements.

                           GREAT NORTHERN GAS COMPANY
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                    Three Months Ended March 31,
                                                     --------------------------
                                                         2001           2000
                                                     -----------    -----------

REVENUES:
    Oil and gas sales                                $   153,473    $   119,621
    Interest and other income                             23,816         78,118
    Unrealized gain (loss) on trading securities         (22,174)        11,640
                                                     -----------    -----------
                                                         155,115        209,379
                                                     -----------    -----------


EXPENSES:
    Lease operating                                       61,049         62,000
    Production taxes                                       7,544          2,624
    Depreciation, depletion and amortization              14,201         28,468
    General and administrative                           125,873        107,497
                                                     -----------    -----------
                                                         208,667        200,589
                                                     -----------    -----------

EARNINGS (LOSS) BEFORE INCOME TAXES                      (53,552)         8,790

INCOME TAX BENEFIT (EXPENSE)                              20,152         (3,340)
                                                     -----------    -----------

NET EARNINGS (LOSS)                                  $   (33,400)   $     5,450
                                                     ===========    ===========

BASIC AND DILUTED EARNINGS
PER SHARE OF COMMON STOCK                            $      --      $      --
                                                     ===========    ===========

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING                                           2,785,950      3,072,690
                                                     ===========    ===========


            The accompanying notes to unaudited financial statements
                    are an integral part of these statements.



                              GREAT NORTHERN GAS COMPANY
                               STATEMENTS OF CASH FLOWS
                                      (UNAUDITED)

                                                         Three Months Ended March 31,
                                                          --------------------------
                                                                 2001           2000
                                                          -----------    -----------

CASH FLOWS FROM OPERATING
 ACTIVITIES:
    Net Earnings (Loss)                                   $   (33,400)   $     5,450
    Adjustments to reconcile net earnings to net cash
    provided by operating activities:
         Depreciation, depletion and amortization              14,201         28,468
         Deferred income tax expense (benefit)                (20,152)         3,340
    Changes in operating assets and liabilities:
         Decrease (increase) in accounts receivable           (19,339)         8,542
         Increase (decrease) in current liabilities            51,411        (37,437)
         Sale (purchase) of trading securities                200,735       (219,832)
                                                          -----------    -----------

    Net cash provided by (used in) operating activities       193,456       (211,469)
                                                          -----------    -----------

CASH FLOWS FROM INVESTING
 ACTIVITIES:
    Additions to long term investments                       (100,000)          --
    Additions to property and equipment                       (33,130)       (31,255)
                                                          -----------    -----------
            Net cash used in investing activities            (133,130)       (31,255)
                                                          -----------    -----------

CASH FLOWS FROM FINANCING
 ACTIVITIES
    Repurchase of Common Stock                                (30,950)          --
                                                          -----------    -----------
         Net cash used in financing activities                (30,950)          --
                                                          -----------    -----------

DECREASE IN CASH AND
 CASH EQUIVALENTS                                             (29,376)      (242,724)

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                        2,533,445      1,516,081
                                                          -----------    -----------

CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                                            $ 2,562,821    $ 1,273,357
                                                          ===========    ===========


               The accompanying notes to unaudited financial statements
                       are an integral part of these statements.

                                     Page 6

                           GREAT NORTHERN GAS COMPANY
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000


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

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these financial statements be read in conjunction with the December 31, 2000 financial statements and the notes thereto as reported on the Company's Annual Report on Form 10-KSB.

     Results of operations for the three month period ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

Note 2 - Income Taxes
---------------------

     The Company's net deferred tax liability at March 31, 2001 and December 31, 2000 primarily relates to book basis being in excess of tax basis partially offset by loss carryforwards.

                           GREAT NORTHERN GAS COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

Liquidity and Capital Resources
-------------------------------

     At March 31, 2001 the Company had working capital of $2,821,033 compared to working capital of $3,024,464 at December 31, 2000.

     Net cash provided by operating activities was $193,456 for the first three months of 2001 compared to net cash used of $211,469 for the comparable period of 2000. Such change is primarily due to the sale of trading securities as well as an increase of accrued revenues payable.

Analysis of Results of Operations
---------------------------------

     The $153,473 in oil and gas sales for the first three months of 2001 is $33,852 more than for the same period in 2000 primarily due to reactivation of the Federal 1-36 well which had been shut in during the same period last year. Other income has decreased over 2000 due to realized and unrealized losses attributed to trading securities. Depreciation, depletion, and amortization has decreased due to sales of producing properties in 2000.

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



Dated:                , 2000                By:  /s/  Frank S. DiGrappa
        --------------                         --------------------------------
                                                      Frank S. DiGrappa
                                                      Chairman of the Board,
                                                      and Treasurer



Dated:                , 2000                By:  /s/  Thomas L. DiGrappa
        --------------                         --------------------------------
                                                      Thomas L. DiGrappa
                                                      President and Chief
                                                      Operating Officer